Form 10-Q
period 2025-09-30
Nuveen Churchill BDC V
filed 2025-11-13
CIK 2071136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission file number 000-56757
NUVEEN CHURCHILL BDC V
(Exact name of registrant as specified in its charter)

Delaware	39-6933681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Park Avenue, 9th Floor, New York, NY	10152
(Address of principal executive offices)	(Zip Code)
(212) 478-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 12,280,040 common shares of beneficial interest as of November 12, 2025.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Fund, our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•changes in the markets in which we invest and changes in financial and lending markets generally;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of increased competition;
•an economic downturn or recessions and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us;
•the impact of interest rate volatility on our business, our financial condition and our portfolio companies;
•the impact of supply chain constraints and labor difficulties on our portfolio companies and the global economy;
•the level of inflation and its impact on our portfolio companies and on the industries in which we invest;
•the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policies and its impact on our portfolio companies and the global economy;
•the impact of geopolitical conditions, including the conflict between Ukraine and Russia and the conflicts in the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with Churchill Asset Management LLC, our investment adviser (“Churchill” or the “Adviser”), and/or its affiliates;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) and operate as a business development company (“BDC”); and

•the impact of future legislation and regulation on our business and our portfolio companies.
Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of these assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or a forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

Part I - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
NUVEEN CHURCHILL BDC V
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
(dollars in thousands, except share and per share data)

September 30, 2025
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (cost of $798,310)	$798,252
Cash	3,007
Cash equivalents	16,953
Interest receivable	9,183
Receivable for investments sold	859
Other assets	451
Total assets	$828,705

Liabilities
Secured borrowings (net of $221 deferred financing costs) (See Note 6)	$507,779
Interest payable	5,302
Management fees payable	1,018
Distributions payable	5,894
Board of Trustees' fees payable	86
Accounts payable and accrued expenses	658
Total liabilities	$520,737

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 12,280,040 common shares issued and outstanding	$123
Paid-in-capital in excess of par value	306,878
Total distributable earnings (loss)	967
Total net assets	$307,968

Total liabilities and net assets	$828,705

Net asset value per share (See Note 9)	$25.08
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL BDC V
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

Period from July 9, 2025 to September 30, 2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$12,897
Payment-in-kind interest income	538
Dividend income	398
Other income	102
Total investment income	13,935

Expenses:
Interest and debt financing expenses	5,403
Management fees (See Note 5)	1,018
Income based incentive fees (See Note 5)	1,025
Professional fees	191
Board of Trustees’ fees	86
Administration fees	106
Other general and administrative expenses	35
Total expenses	7,864
Incentive fees waived (See Note 5)	(1,025)
Net expenses	6,839
Net investment income (loss)	7,096

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	32
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(58)
Total net realized and unrealized gain (loss) on investments	(26)

Net increase (decrease) in net assets resulting from operations	$7,070

Per share data:
Net investment income (loss) per share - basic and diluted	$0.80
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.79
Weighted average common shares outstanding	8,917,659
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL BDC V
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(dollars in thousands, except share and per share data)

Period from July 9, 2025 to September 30, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$7,096
Net realized gain (loss) on investments	32
Net change in unrealized appreciation (depreciation) on investments	(58)
Net increase (decrease) in net assets resulting from operations	7,070
Shareholder distributions:
Distributions declared from earnings	(5,894)
Net increase (decrease) in net assets resulting from shareholder distributions	(5,894)
Capital share transactions:
Issuance of common shares	307,000
Net increase (decrease) in net assets resulting from capital share transactions	307,000
Total increase (decrease) in net assets	308,176
Net assets, beginning of period	(208)
Net assets, end of period	$307,968
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL BDC V
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

Period from July 9, 2025 to September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,070

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(834,083)
Proceeds from principal repayments and sales of investments	36,536
Payment-in-kind interest	(538)
Amortization of premium/accretion of discount, net	(193)
Net realized (gain) loss on investments	(32)
Net change in unrealized (appreciation) depreciation on investments	58
Amortization of deferred financing costs	3
Changes in operating assets and liabilities:
Receivable for investments sold	(859)
Interest receivable	(9,183)
Other assets	(389)
Interest payable	5,302
Management fees payable	1,018
Board of Trustees' fees payable	86
Accounts payable and accrued expenses	387
Net cash provided by (used in) operating activities	(794,817)

Cash flows from financing activities:
Proceeds from issuance of common shares	307,000
Proceeds from secured borrowings	524,000
Repayments of secured borrowings	(16,000)
Payments of deferred financing costs	(224)
Net cash provided by (used in) financing activities	814,776

Net increase (decrease) in Cash and cash equivalents	19,959
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$19,960

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$98
Supplemental disclosure of non-cash flow information:
Distributions payable	$5,894

NUVEEN CHURCHILL BDC V
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)
The following table provides a reconciliation of cash and cash equivalents reported on the consolidated statement of assets and liabilities that sum to the total of comparable amounts on the consolidated statement of cash flows (dollars in thousands):

September 30, 2025
Cash	$3,007
Cash equivalents	16,953
Total cash and cash equivalents shown on the consolidated statement of cash flows	$19,960
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL BDC V
CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2025
(dollars in thousands, except share data)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(8)	First Lien Debt	S + 4.75%	9.14%	12/2/2027	$3,252	$3,239	$3,232	1.05%
AIM Acquisition, LLC	(7) (8)	First Lien Debt	S + 4.75%	9.14%	12/2/2027	11,254	11,230	11,186	3.63%
ERA Industries, LLC (BTX Precision)	(8)	First Lien Debt (Delayed Draw)	S + 4.75%	8.96%	7/25/2030	887	880	881	0.29%
ERA Industries, LLC (BTX Precision)	(8)	First Lien Debt	S + 4.75%	9.06%	7/25/2030	699	693	694	0.23%
ERA Industries, LLC (BTX Precision)	(8)	First Lien Debt	S + 4.75%	8.91%	7/25/2030	1,549	1,536	1,538	0.50%
PAG Holding Corp. (Precision Aviation Group)	(8)	First Lien Debt	S + 4.75%	8.75%	12/21/2029	200	200	199	0.06%
STS Holding, Inc.	(8)	First Lien Debt	S+ 4.75%	8.75%	11/12/2030	1,510	1,477	1,461	0.47%
Valkyrie Intermediate, LLC		Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	10,446	10,319	10,370	3.37%
Total Aerospace & Defense							29,574	29,561	9.60%

Automotive
OEP Glass Purchaser, LLC (PGW Auto Glass)	(8)	First Lien Debt	S + 5.00%	9.19%	4/18/2028	20,000	19,870	19,944	6.48%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(7) (8)	First Lien Debt	S + 5.00%	9.16%	11/1/2029	386	380	380	0.12%
Total Automotive							20,250	20,324	6.60%

Banking, Finance, Insurance, Real Estate
Cohen Advisory, LLC	(8)	First Lien Debt	S + 4.50%	8.50%	12/31/2031	4,745	4,710	4,745	1.53%
Smith & Howard Advisory LLC	(8)	First Lien Debt	S + 3.75%	9.06%	11/26/2030	2,436	2,413	2,389	0.78%
Total Banking, Finance, Insurance, Real Estate							7,123	7,134	2.31%

Beverage, Food & Tobacco
Boardwalk Buyer LLC (Death Wish Coffee)	(7) (8)	First Lien Debt	S + 4.75%	8.85%	9/28/2028	19,948	19,948	19,948	6.48%
Commercial Bakeries Corp.	(8) (11)	First Lien Debt	S + 5.75%	9.75%	9/25/2029	5,265	5,165	5,167	1.68%
FoodScience, LLC	(8)	First Lien Debt	S + 5.25%	9.12%	11/14/2031	4,939	4,854	4,870	1.58%
Refresh Buyer, LLC (Sunny Sky Products)	(8)	First Lien Debt (Delayed Draw)	S + 4.75%	8.75%	12/23/2028	376	369	368	0.12%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(8)	First Lien Debt	S + 4.75%	9.17%	7/30/2027	10,948	10,847	10,873	3.53%
Watermill Express, LLC	(7) (8)	First Lien Debt	S + 4.75%	8.75%	4/30/2031	13,970	13,970	13,970	4.54%
WCHG Buyer, Inc. (Handgards, LLC)	(8)	First Lien Debt	S + 5.00%	9.17%	4/10/2031	19,938	19,628	19,727	6.41%
Total Beverage, Food & Tobacco							74,781	74,923	24.34%

Capital Equipment
American Louver Company, LLC	(7) (8)	First Lien Debt	S + 5.00%	9.00%	10/1/2030	3,903	3,869	3,869	1.26%
Clean Solutions Buyer, Inc.	(8)	First Lien Debt	S + 4.50%	8.66%	9/9/2030	11,299	11,201	11,147	3.62%
Motion & Control Enterprises LLC	(8)	First Lien Debt	S + 6.00%	10.17%	6/1/2028	247	245	245	0.08%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(8)	First Lien Debt (Delayed Draw)	S + 5.25%	9.63%	4/4/2029	788	777	777	0.25%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(8)	First Lien Debt	S + 5.25%	9.57%	4/4/2029	7,598	7,493	7,495	2.43%
Total Capital Equipment							23,585	23,533	7.64%

Chemicals, Plastics, & Rubber
Chroma Color Corporation	(8)	First Lien Debt (Delayed Draw)	S + 4.25%	8.25%	4/23/2029	1,249	1,231	1,232	0.40%
Chroma Color Corporation	(8)	First Lien Debt	S + 4.25%	8.56%	4/23/2029	2,667	2,629	2,630	0.85%
Tangent Technologies Acquisition, LLC	(8)	First Lien Debt	S + 4.75%	9.09%	11/30/2027	7,699	7,597	7,662	2.49%
Total Chemicals, Plastics, & Rubber							11,457	11,524	3.74%

Construction & Building
Athlete Buyer, LLC (Allstar Holdings)		Subordinated Debt	N/A	6.00% (Cash) 8.00% (PIK)	4/26/2030	510	490	490	0.16%
Athlete Buyer, LLC (Allstar Holdings)		Subordinated Debt (Delayed Draw)	N/A	6.00% (Cash) 8.00% (PIK)	4/26/2030	510	490	490	0.16%
Athlete Buyer, LLC (Allstar Holdings)		Subordinated Debt (Delayed Draw)	N/A	6.00% (Cash) 8.00% (PIK)	4/26/2030	11,225	10,779	10,779	3.50%
Hyphen Solutions, LLC	(7) (8)	First Lien Debt	S + 4.50%	8.66%	8/6/2032	4,167	4,167	4,158	1.35%
ICE USA Infrastructure, Inc.	(8)	First Lien Debt	S + 5.75%	9.75%	3/15/2030	1,526	1,486	1,473	0.48%
ICE USA Infrastructure, Inc.	(8)	First Lien Debt	S + 5.75%	9.75%	3/15/2030	2,666	2,597	2,575	0.84%
MEI Buyer LLC	(8)	First Lien Debt	S + 5.00%	9.16%	6/29/2029	6,303	6,303	6,354	2.06%
Royal Holdco Corporation (RMA Companies)	(8)	First Lien Debt	S + 4.50%	8.62%	12/30/2030	10,886	10,783	10,784	3.50%
SCIC Buyer, Inc.	(8)	First Lien Debt	S + 4.75%	8.75%	3/28/2031	4,184	4,160	4,264	1.38%
Vertex Service Partners, LLC	(8)	First Lien Debt	S + 6.00%	10.00%	11/8/2030	2,172	2,193	2,164	0.70%
WSB Engineering Holdings Inc.	(8)	First Lien Debt	S + 4.50%	8.70%	8/31/2029	5,004	4,956	4,956	1.61%
Total Construction & Building							48,404	48,487	15.74%

Consumer Goods: Durable
DRS Holdings III, Inc.	(7) (8)	First Lien Debt	S + 5.25%	9.41%	11/1/2028	2,046	2,037	2,037	0.66%
Total Consumer Goods: Durable							2,037	2,037	0.66%

Consumer Goods: Non-Durable
ACP Tara Holdings, Inc.	(7) (8)	First Lien Debt	S + 4.50%	8.60%	9/10/2027	19,948	19,948	19,948	6.48%
Bradford Soap International, Inc.	(6) (8)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/28/2031	1,005	—	(5)	—%
Bradford Soap International, Inc.	(8)	First Lien Debt	S + 4.75%	8.91%	8/28/2031	3,016	3,001	3,002	0.97%
KL Bronco Acquisition, Inc. (Elevation Labs)	(8)	First Lien Debt	S + 5.75%	10.15%	6/30/2028	5,093	5,093	5,069	1.65%
MPG Parent Holdings, LLC (Market Performance Group)	(8)	First Lien Debt	S + 5.00%	9.30%	1/8/2030	776	780	778	0.25%
Total Consumer Goods: Non-Durable							28,822	28,792	9.35%

Containers, Packaging & Glass
good2grow LLC	(8)	First Lien Debt	S + 5.50%	9.85%	12/1/2027	3,238	3,238	3,238	1.05%
good2grow LLC	(8)	First Lien Debt	S + 4.50%	8.85%	12/1/2027	16,762	16,762	16,762	5.44%
Ivex Holdco Inc. (Specialized Packaging Group)	(8) (11)	First Lien Debt	S + 5.25%	9.69%	12/17/2027	16,850	16,786	16,837	5.47%
Ivex Holdco Inc. (Specialized Packaging Group)	(8) (11)	First Lien Debt	S + 5.25%	9.69%	12/17/2027	3,100	3,093	3,098	1.01%
Online Labels Group, LLC	(8)	First Lien Debt	S + 5.25%	9.25%	12/19/2029	2,647	2,647	2,647	0.86%
Performance Packaging Buyer, LLC	(8)	First Lien Debt	S + 4.50%	8.63%	4/15/2031	4,946	4,900	4,908	1.59%
Total Containers, Packaging & Glass							47,426	47,490	15.42%

Energy: Electricity
Tinicum Voltage Acquisition Corp.	(8)	First Lien Debt	S + 4.75%	9.04%	12/15/2028	1,294	1,283	1,282	0.42%
US MetalCo Holdings LLC (MGM Transformer Company)	(8)	First Lien Debt	S + 5.50%	9.79%	10/31/2029	19,949	20,141	19,874	6.45%
Total Energy: Electricity							21,424	21,156	6.87%
Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(8)	First Lien Debt (Delayed Draw)	S + 5.00%	9.25%	3/27/2030	1,695	1,680	1,680	0.55%
CLS Management Services, LLC (Contract Land Staff)	(8)	First Lien Debt	S + 5.00%	9.00%	3/27/2030	1,723	1,709	1,709	0.55%
NFM & J, L.P. (The Facilities Group)	(7) (8)	First Lien Debt	S + 5.75%	10.16%	11/30/2027	11,814	11,598	11,638	3.78%
SI Solutions, LLC	(8)	First Lien Debt	S + 4.75%	8.75%	8/15/2030	5,392	5,369	5,372	1.74%
SI Solutions, LLC	(8)	First Lien Debt	S + 4.75%	8.88%	8/15/2030	4,597	4,579	4,580	1.49%
Total Environmental Industries							24,935	24,979	8.11%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(8)	First Lien Debt	S + 5.25%	9.47%	7/2/2031	322	328	319	0.10%
Bluebird PM Buyer, Inc.	(8)	First Lien Debt	S + 4.75%	8.75%	2/3/2032	3,954	3,924	3,964	1.29%
Bridges Consumer Healthcare Intermediate LLC	(8)	First Lien Debt	S + 5.25%	9.25%	12/22/2031	2,690	2,633	2,648	0.86%
Eyesouth Eye Care Holdco LLC	(8)	First Lien Debt (Delayed Draw)	S + 5.50%	9.76%	10/5/2029	1,696	1,667	1,668	0.54%
Eyesouth Eye Care Holdco LLC	(8)	First Lien Debt	S + 5.50%	9.76%	10/5/2029	14	14	14	—%
FH DMI Buyer, Inc.	(8)	First Lien Debt	S + 5.00%	9.00%	10/11/2030	1,660	1,645	1,646	0.53%
Health Management Associates, Inc.	(8)	First Lien Debt (Delayed Draw)	S + 6.25%	10.51%	3/30/2029	895	889	889	0.29%
Health Management Associates, Inc.	(8)	First Lien Debt	S + 6.25%	10.57%	3/30/2029	9,013	8,952	8,954	2.91%
HMN Acquirer Corp.	(8)	First Lien Debt	S + 4.50%	8.50%	11/5/2031	3,005	2,959	2,959	0.96%
Lavie Group, Inc.	(7) (8)	First Lien Debt	S + 5.00%	9.17%	10/12/2029	1,943	1,925	1,925	0.63%
Midwest Eye Services, LLC	(8)	First Lien Debt	S + 4.50%	8.65%	8/20/2027	15,311	15,186	15,221	4.94%
QHR Health, LLC	(8)	First Lien Debt (Delayed Draw)	S + 5.25%	9.51%	5/28/2027	2,367	2,367	2,362	0.77%
QHR Health, LLC	(8)	First Lien Debt	S + 5.25%	9.51%	5/28/2027	17,581	17,581	17,540	5.70%
VMG Holdings LLC (VMG Health)	(8)	First Lien Debt	S + 5.00%	9.00%	4/16/2030	150	148	148	0.05%
Total Healthcare & Pharmaceuticals							60,218	60,257	19.57%

High Tech Industries
Exterro, Inc.	(8)	First Lien Debt	S + 5.50%	9.82%	6/1/2027	20,000	20,183	19,902	6.46%
GS AcquisitionCo, Inc.	(7) (8)	First Lien Debt	S + 5.25%	9.25%	5/25/2028	11,866	11,833	11,760	3.82%
Infobase Acquisition, Inc.	(8)	First Lien Debt	S + 5.50%	9.92%	6/14/2028	5,694	5,661	5,664	1.84%
Prosci, Inc.	(8)	First Lien Debt	S + 4.25%	8.51%	10/21/2026	20,000	20,000	20,000	6.49%
Specialist Resources Global Inc.	(8)	First Lien Debt	S + 5.00%	9.16%	9/23/2027	123	123	120	0.04%
Stratix Holding Corporation	(8)	First Lien Debt	S + 5.25%	9.25%	9/15/2028	13,403	13,403	13,403	4.35%
Venture Buyer, LLC (Velosio)	(7) (8)	First Lien Debt	S + 5.25%	9.56%	3/1/2030	4,957	4,957	4,957	1.61%
Total High Tech Industries							76,160	75,806	24.61%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(8)	First Lien Debt	S + 5.00%	9.16%	10/31/2031	1,250	1,245	1,263	0.41%
Total Hotel, Game & Leisure							1,245	1,263	0.41%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(8)	First Lien Debt	S + 6.00%	10.38%	10/23/2028	2,301	2,288	2,289	0.74%
VS Professional Training Acquisitionco, LLC	(8)	First Lien Debt	S + 5.25%	9.41%	9/30/2026	6,296	6,296	6,284	2.04%
VS Professional Training Acquisitionco, LLC	(8)	First Lien Debt	S + 5.25%	9.41%	9/30/2026	2,690	2,690	2,685	0.87%
Total Media: Advertising, Printing & Publishing							11,274	11,258	3.65%

Services: Business
All4 Buyer, LLC	(8)	First Lien Debt	S + 4.50%	8.82%	1/23/2032	2,013	1,994	1,994	0.65%
Archer Acquisition, LLC (ARMstrong)	(8)	First Lien Debt	S + 4.75%	8.85%	10/8/2029	4,004	3,970	3,971	1.29%
Bounteous, Inc.	(8)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/2/2029	4,138	4,130	4,138	1.34%
Bounteous, Inc.	(8)	First Lien Debt (Delayed Draw)	S + 4.75%	8.91%	8/2/2029	341	340	341	0.11%
Bounteous, Inc.	(8)	First Lien Debt	S + 4.75%	8.91%	8/2/2029	7,996	7,979	7,996	2.60%
Bounteous, Inc.	(8)	First Lien Debt	S + 4.75%	8.91%	8/2/2029	3,740	3,732	3,740	1.21%
Bullhorn, Inc.	(7) (8)	First Lien Debt	S + 5.00%	9.32%	10/1/2029	17,764	17,590	17,764	5.78%
Businessolver.com, Inc.	(7) (8)	First Lien Debt	S + 5.50%	9.60%	12/1/2027	15,206	15,206	15,206	4.94%
Caldwell & Gregory LLC		Subordinated Debt	S + 8.75%	12.75%	3/31/2031	6,688	6,774	6,817	2.21%
Element 78 Partners, LLC (E78)	(8)	First Lien Debt (Delayed Draw)	S + 5.50%	9.76%	12/1/2027	5,016	5,016	5,016	1.63%
Element 78 Partners, LLC (E78)	(8)	First Lien Debt	S + 5.50%	9.76%	12/1/2027	9,320	9,320	9,320	3.03%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(7) (8)	First Lien Debt	S + 6.25%	10.67%	12/23/2026	12,764	12,764	12,764	4.14%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(7) (8)	First Lien Debt	S + 6.25%	10.67%	12/23/2026	7,185	7,185	7,185	2.33%
LRN Corporation (Lion Merger Sub, Inc.)	(7) (8)	First Lien Debt	S + 6.50%	10.76%	12/17/2025	16,100	16,100	16,100	5.23%
Olympus US Bidco LLC (Phaidon International)	(8) (11)	First Lien Debt	S + 5.50%	9.76%	8/22/2029	550	536	536	0.17%
Redwood Services Group, LLC (Evergreen Services Group)	(7) (8)	First Lien Debt	S + 5.25%	9.26%	6/15/2029	4,725	4,687	4,725	1.53%
Sagebrush Buyer, LLC (Province)	(8)	First Lien Debt	S + 5.00%	9.16%	7/1/2030	2,495	2,473	2,473	0.80%
TSS Buyer, LLC (Technical Safety Services)	(8)	First Lien Debt	S + 5.50%	9.96%	6/22/2029	18,006	18,006	18,006	5.85%
UBEO, LLC		Subordinated Debt	N/A	11.00%	1/3/2029	12,000	11,943	12,000	3.90%
VRC Companies, LLC (Vital Records Control)	(7) (8)	First Lien Debt	S + 5.50%	9.82%	6/29/2027	4,761	4,761	4,761	1.55%
VRC Companies, LLC (Vital Records Control)	(7) (8)	First Lien Debt	S + 5.25%	9.53%	6/29/2027	13,119	13,092	13,093	4.25%
Total Services: Business							167,598	167,946	54.54%

Services: Consumer
360 Holdco, Inc. (360 Training)	(8)	First Lien Debt	S + 5.00%	9.16%	8/2/2028	1,930	1,930	1,930	0.63%
Excel Fitness Holdings, Inc.	(7) (8)	First Lien Debt	S + 5.50%	9.50%	4/27/2029	978	978	978	0.32%
Excel Fitness Holdings, Inc.	(8)	First Lien Debt	S + 5.25%	9.25%	4/27/2029	2,813	2,813	2,813	0.91%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(8)	First Lien Debt	S + 5.25%	9.40%	1/9/2029	11,522	11,477	11,479	3.73%
North Haven Spartan US Holdco LLC	(8)	First Lien Debt (Delayed Draw)	S + 5.75%	9.77%	6/8/2026	799	799	799	0.26%
North Haven Spartan US Holdco LLC	(8)	First Lien Debt	S + 5.75%	9.82%	6/8/2026	9,213	9,213	9,213	2.99%
North Haven Spartan US Holdco LLC	(7) (8)	First Lien Debt (Delayed Draw)	S + 5.75%	9.82%	6/8/2026	8,321	8,321	8,321	2.70%
Total Services: Consumer							35,531	35,533	11.54%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(8)	First Lien Debt	S + 5.25%	9.26%	7/18/2028	5,589	5,642	5,589	1.81%
Total Sovereign & Public Finance							5,642	5,589	1.81%

Telecommunications
BCM One, Inc.	(8)	First Lien Debt	S + 4.50%	8.78%	11/17/2027	12,559	12,559	12,559	4.08%
BCM One, Inc.	(8)	First Lien Debt (Delayed Draw)	S + 4.50%	8.80%	11/17/2027	3,978	3,978	3,978	1.29%
MBS Holdings, Inc.	(7) (8)	First Lien Debt	S + 5.00%	9.30%	4/16/2027	798	798	798	0.26%
MBS Holdings, Inc.	(7) (8)	First Lien Debt	S + 5.00%	9.30%	4/16/2027	19,150	19,150	19,150	6.22%
Sapphire Telecom, Inc.	(8)	First Lien Debt	S + 5.00%	9.16%	6/27/2029	3,249	3,249	3,261	1.06%
Total Telecommunications							39,734	39,746	12.91%
Transportation: Cargo
FSK Pallet Holding Corp. (Kamps Pallets)	(8)	First Lien Debt	S + 6.00%	10.46%	12/23/2026	13,607	13,354	13,366	4.34%
FSK Pallet Holding Corp. (Kamps Pallets)	(8)	First Lien Debt	S + 6.50%	10.98%	12/23/2026	761	751	752	0.24%
Total Transportation: Cargo							14,105	14,118	4.58%

Transportation: Consumer
EVDR Purchaser, Inc. (Alternative Logistics Technologies Buyer, LLC)	(7) (8)	First Lien Debt	S + 5.25%	9.41%	2/14/2031	3,660	3,628	3,629	1.18%
Total Transportation: Consumer							3,628	3,629	1.18%

Utilities: Electric
DMC Holdco, LLC (DMC Power)	(8)	First Lien Debt	S + 4.75%	8.89%	7/13/2029	5,880	5,909	5,880	1.91%
Pinnacle Supply Partners, LLC	(8)	First Lien Debt	S + 6.25%	10.51%	4/3/2030	2,115	2,103	2,084	0.68%
RMS Energy Borrower LLC	(8)	First Lien Debt	S + 4.50%	8.50%	9/30/2032	6,597	6,564	6,568	2.13%
RMS Energy Borrower LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.50%	9/30/2032	1,199	(3)	(5)	—%
Total Utilities: Electric							14,573	14,527	4.72%

Utilities: Water
USA Water Intermediate Holdings, LLC	(8)	First Lien Debt	S + 4.75%	9.06%	2/21/2031	4,316	4,316	4,316	1.40%
Total Utilities: Water							4,316	4,316	1.40%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(8)	First Lien Debt (Delayed Draw)	S + 5.50%	9.85%	1/19/2029	1,951	1,934	1,921	0.62%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(8)	First Lien Debt	S + 5.50%	9.85%	1/19/2029	5,252	5,205	5,169	1.68%
TPC Wire & Cable Corp.		Subordinated Debt (Delayed Draw)	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	1,004	992	1,004	0.33%
TPC Wire & Cable Corp.		Subordinated Debt	N/A	11.00% (Cash) 1.50% (PIK)	2/16/2028	11,042	10,909	11,042	3.59%
Total Wholesale							19,040	19,136	6.22%

Total Debt Investments							$792,882	$793,064	257.52%

Portfolio Company (1) (2) (4)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Consumer Goods: Durable
LH Equity Investors, L.P.	(9) (10)	Limited Partnership Interests	9/3/2025	1,500,000	$1,450	$1,500	0.49%
Total Consumer Goods: Non-durable					1,450	1,500	0.49%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(9) (11)	Class A Units	8/1/2025	171,030	205	228	0.07%
Total Containers, Packaging & Glass					205	228	0.07%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(9)	AA Equity Co-Invest	8/1/2025	297,780	320	309	0.10%
WE Select Fund 3, L.P.	(9) (10)	Limited Partnership Interests	9/10/2025	1,165,000	1,193	1,165	0.38%
Total Healthcare & Pharmaceuticals					1,513	1,474	0.48%

Services: Business
Concord FG Holdings, LP (E78)	(9)	Class A Common Units	8/1/2025	895	949	674	0.22%
NMSEF II Holdings I, L.P.	(9) (10)	Limited Partnership Interests	9/29/2025	1,165,000	1,165	1,165	0.37%
Total Services: Business					2,114	1,839	0.59%

Services: Consumer
Legacy Parent Holdings, LLC (Legacy Service Partners)	(9)	Class B Units	8/1/2025	1,088	142	143	0.05%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(9)	Class B Units	8/1/2025	27	4	4	—%
Total Services: Consumer					146	147	0.05%

Total Equity Investments					$5,428	$5,188	1.68%

Total Investments					$798,310	$798,252	259.20%

Portfolio Company (1) (2)	Footnotes	Interest Rate	Shares	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class		4.00%	16,953,119	$16,953	$16,953	5.50%
Total Cash Equivalents				16,953	16,953	5.50%

Total Investments & Cash Equivalents				$815,263	$815,205	264.70%
(1)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act classifies investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and “controlled” when the Company owns more than 25% of the portfolio company’s voting securities. The 1940 Act also classifies investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities.
(2)Refer to Note 3 “Investments” for the geographic composition of investments at cost and fair value.
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at September 30, 2025. As of September 30, 2025, effective rates for 1M S, 3M S, 6M S, and 12M S are 4.13%, 3.98%, 3.85% and 3.66%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2025. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” and Note 4 “Fair Value Measurement” for more information.
(5)Percentage is based on net assets of $307,968 as of September 30, 2025.
(6)Portion or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion.
(7)Investment is a unitranche position.
(8)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Notes). SPV I has entered into a senior secured revolving credit facility (the “Scotiabank Credit Facility”) on August 1, 2025. The lenders of the Scotiabank Credit Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.
(9)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2025, the Company held eight restricted securities with an aggregate fair value of $5,188, or1.68% of the Company’s net assets.
(10)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(11)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2025, total non-qualifying assets at fair value represented 3.12% of the Company's total assets calculated in accordance with the 1940 Act.

The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)

1. ORGANIZATION
Nuveen Churchill BDC V (“BDC V”, and together with its consolidated subsidiaries, the "Company"), a Delaware statutory trust, was formed on May 22, 2025. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect, and intends to qualify annually, to be treated for U. S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company is externally managed by Churchill Asset Management LLC (the “Adviser” or “Churchill”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Adviser manages the Company’s day-to-day operations and provides it with investment advisory and management services. Churchill BDC Administration LLC (the “Administrator”) provides the administrative services necessary to conduct the Company’s day-to-day operations. The Adviser and the Administrator are indirect subsidiaries of Nuveen, LLC, the investment management division of Teachers Insurance and Annuity Association of America (“TIAA”). See Note 5, Related Party Transactions.
The Company’s investment objective is to provide investors with attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in private equity-owned U.S. middle market companies, which are defined as companies with approximately $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company primarily focuses on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which it considers the core middle market. The Company primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income (“PIK”)) (collectively “Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. The Company’s portfolio also may include larger, stand-alone direct equity co-investments in private-equity backed companies that may or may not be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). Subject to the pace and amount of investment activity in its middle market investment program, the Company’s portfolio also may be comprised of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
Nuveen Churchill BDC V SPV I LLC (“SPV I”) and Nuveen Churchill BDC V Equity Holdings LLC ("Equity Holdings"), each a Delaware limited liability company, were formed on July 14, 2025. SPV I and Equity Holdings are wholly owned subsidiaries of BDC V and are consolidated in these consolidated financial statements commencing from the date of their formation, in accordance with the Company’s consolidation policy discussed in Note 2. Significant Accounting Policies. SPV I primarily invests in first-lien senior secured debt and unitranche loans. Equity Holdings was formed to hold certain equity-related securities.
BDC V has entered into separate subscription agreements with one or more “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the U.S. Securities Act of 1933, as amended (the “Securities Act”)) providing for the private placement of shares in reliance on exemptions from the registration requirements of the Securities Act and may enter into additional subscription agreements from time to time. The “Initial Closing” occurs on the first date a shareholder’s subscription agreement is accepted by the Company. The Company may hold additional closings for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Company’s board of trustees (the “Board”). Each investor will make a capital commitment to purchase shares pursuant to a subscription agreement.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim period presented, have been included. Operating results for interim periods are not necessarily indicative of operating results for an entire year.
Consolidation
As provided under ASC 946, the Company generally will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the consolidated financial statements include the accounts of BDC V and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates based on assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximate fair value. As of September 30, 2025, the Company did not hold any restricted cash and held $16,953 of cash equivalents.
Valuation of Portfolio Investments
Investments are valued in accordance with the fair value principles established by FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”) and in accordance with the 1940 Act. ASC Topic 820’s definition of fair value focuses on the amount that would be received to sell the asset or paid to transfer the liability in the principal or most advantageous market, and prioritizes the use of market-based inputs (observable) over entity-specific inputs (unobservable) within a measurement of fair value.
ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•Level 1 — Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2 — Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
•Level 3 — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Active, publicly traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if both the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, fair value of investments is based on directly observable market prices or on market data derived from comparable assets and are classified as Level 2. The Company’s valuation policy considers the fact that no ready market may exist for many of the securities in which it invests and that fair value for its investments must be determined using unobservable inputs.
The Company applies the practical expedient provided by ASC Topic 820 relating to investments in certain portfolio companies that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
Pursuant to Rule 2a-5 under the 1940 Act, the Company's Board has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company’s assets for which market quotations are not readily available, subject to the oversight of the Board.
With respect to investments for which market quotations are not readily available (Level 3), the Valuation Designee, subject to the oversight of the Board as described below, undertakes a multi-step valuation process each quarter, as follows:
i.the quarterly valuation process begins with each portfolio company or investment being initially valued by either the professionals of the applicable investment team that are responsible for the portfolio investment or an independent third-party valuation firm;
ii.to the extent that an independent third-party valuation firm has not been engaged by, or on behalf of, the Company to value 100% of the portfolio, then at a minimum, an independent third-party valuation firm will be engaged by, or on behalf of, the Company to provide positive assurance of the portfolio each quarter (such that each investment is reviewed by a third-party valuation firm at least once on a rolling 12-month basis and each watch-list investment will be reviewed each quarter), including a review of management’s preliminary valuation and recommendation of fair value;
iii.the Valuation Committee then reviews and discusses the valuations with any input, where appropriate, from the independent third-party valuation firm(s), and determines the fair value of each investment in good faith based on the Company's valuation policy, subject to the oversight of the Board; and
iv.the Valuation Designee provides the Board with the information relating to the fair value determination pursuant to the Company’s valuation policy in connection with each quarterly Board meeting, complies with the periodic board reporting requirements set forth in the Company’s valuation policy, and discusses with the Board its determination of the fair value of each investment in good faith.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The Valuation Designee makes this fair value determination on a quarterly basis and in such other instances when a decision regarding the fair value of the portfolio investments is required. Factors considered by the Valuation Designee as part of the valuation of investments include each portfolio company's credit ratings/risk, current and projected earnings, current and expected leverage, ability to make interest and principal payments, liquidity, compliance with applicable loan covenants, and price to earnings (or other financial) ratios and those of comparable companies, as well as the estimated remaining life of the investment and current market yields and interest rate spreads of similar securities as of the measurement date. Other factors taken into account include changes in the interest rate environment and credit markets that may affect the price at which similar investments would trade. The Valuation Designee may also base its valuation of an investment on recent transactions of investments and securities with similar structure and risk characteristics. The Valuation Designee obtains market data from its ongoing investment purchase efforts, in addition to monitoring transactions that have closed or are discussed in industry publications. External information may include (but is not limited to) observable market data derived from the U.S. loan and equity markets. As part of compiling market data as an indication of current market conditions, management may utilize third-party sources.
The Board is responsible for overseeing the Valuation Designee’s process for determining the fair value of the Company’s assets for which market quotations are not readily available, taking into account the Company’s valuation risks. To facilitate the Board’s oversight of the valuation process, the Valuation Designee provides the Board with quarterly reports, annual reports, and prompt reporting of material matters affecting the Valuation Designee’s determination of fair value. As part of the Board’s oversight role, the Board may request and review additional information to be informed of the Valuation Designee’s process for determining the fair value of the Company's investments.
The value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, such values do not necessarily represent the amount that ultimately might be realized upon a portfolio investment's sale. Due to the inherent uncertainty of valuation, the estimated fair value of an investment may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.
Investment Transactions and Revenue Recognition
Investment transactions are recorded on the applicable trade date. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the consolidated statement of assets and liabilities. Realized gains or losses are measured by the difference between the net proceeds received from repayments and sales and the cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized and are included as net realized gain (loss) on investments in the consolidated statement of operations. Net change in unrealized appreciation (depreciation) on investments is recognized in the consolidated statement of operations and reflects the period-to-period change in fair value and cost of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Interest income, including amortization of premium and accretion of discount on loans, and expenses are recorded on the accrual basis. The Company accrues interest income if it expects that ultimately it will be able to collect such income.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Company to qualify for and maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the period from July 9, 2025 to September 30, 2025, the Company earned $538 in PIK income provisions, representing 3.86% of total investment income.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the period from July 9, 2025 to September 30, 2025, the Company earned $398 of dividend income on its equity investments.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the period from July 9, 2025 to September 30, 2025, the Company earned $102 in other income, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of September 30, 2025, there were no loans in the Company's portfolio on non-accrual status.
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company's borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument. The unamortized balance of such costs is included as a direct deduction from the related liability in the accompanying consolidated statement of assets and liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statement of operations.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Company. Offering costs consist primarily of fees and expenses incurred in connection with the offering of the Company's shares, as well as legal, printing and other costs associated with the preparation and filing of the Company's registration statements and offering materials. Offering costs related to equity offerings are charged as a reduction of paid-in capital upon each such offering.
Income Taxes
For U.S. federal income tax purposes, the Company intends to elect to be treated and qualify annually thereafter as a RIC under the Code; however, no assurance can be given that the Company will be able to qualify for and maintain RIC tax status. In order to qualify as a RIC, BDC V must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then BDC V is generally required to pay U.S. federal income taxes only on the portion of its taxable income and capital gains it does not distribute. SPV I is a disregarded entity for tax purposes and is consolidated with the tax return of BDC V. Equity Holdings has elected to be classified as a corporation for U.S. federal income tax purposes.
The minimum distribution requirements applicable to RICs require BDC V to timely distribute (or be deemed to distribute) to its shareholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, BDC V may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
In addition, based on the excise distribution requirements, BDC V is subject to a nondeductible 4% U.S. federal excise tax on undistributed income unless BDC V distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ended October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by BDC V that is subject to U.S. federal income tax is considered to have been distributed. BDC V intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that BDC V may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, BDC V may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the period from July 9, 2025 to September 30, 2025, BDC V did not incur any excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Dividends and Distributions to Common Shareholders
To the extent that the Company has taxable income, the Company intends to make regular quarterly distributions to its common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to common shareholders is determined by the Board each quarter and is generally based upon the taxable earnings estimated by the Adviser and available cash. Net realized gains, if any, will generally be distributed at least annually, although the Company may decide to retain such capital gains for investment.
Functional Currency
The functional currency of the Company is the U.S. Dollar and all transactions were in U.S. Dollars.
Segment Reporting
The Company is externally managed by Churchill and operates as a single reportable segment in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Company's sole business activity is deriving investment income from its portfolio of investments. The Company's accounting policies are described in Note 2, Significant Accounting Policies. The Company's chief operating decision makers ("CODM") are the investment committee, comprised of senior investment personnel from the Churchill investment teams, and the Chief Executive Officer and Chief Financial Officer. The CODM assess the Company's performance based on: (i) net investment income, (ii) net realized and unrealized gains (losses) from investments, and (iii) net increase (decrease) in net assets resulting from operations, all of which are reported in the consolidated statement of operations. The CODM may also evaluate performance through industry benchmarking analyses using metrics disclosed in Note 9. Consolidated Financial Highlights. Churchill, subject to Board oversight, manages the Company's day-to-day operations and provides investment advisory and management services. All investment decisions require unanimous approval from the investment committee members. The operating expense categories and information presented in the consolidated statement of operations fully reflect the significant expense categories and amounts regularly provided to the CODM for decision-making purposes.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and present disaggregated information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, although retrospective application is permitted. As the Company has elected to be treated as RIC under the Code, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to shareholders, provided it satisfies certain requirements, including minimum distribution requirements. Accordingly, the Company generally does not incur significant federal income tax liability and the enhanced disclosure requirements under ASU 2023-09 related to the federal income tax rate reconciliation are not applicable to the Company. The Company is, however, subject to a federal excise tax and certain state and local taxes. The adoption of ASU 2023-09 is not expected to have a material impact on the Company's consolidated financial statement disclosures.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information generally is not presented in the consolidated financial statements today. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
3. INVESTMENTS
As of September 30, 2025, the Company's investments consisted of the following:

	September 30, 2025
	Cost	Fair Value	% of Fair Value
First-Lien Debt	$740,186	$740,072	92.71%
Subordinated Debt[1]	52,696	52,992	6.64%
Equity Investments	5,428	5,188	0.65%
Total	$798,310	$798,252	100.00%
_____________________
1As of September 30, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $6,817 and mezzanine debt of $46,175 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $6,774 and mezzanine debt of $45,922 at cost.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The industry composition of the Company's portfolio as a percentage of fair value as of September 30, 2025 was as follows:

Industry	September 30, 2025
Aerospace & Defense	3.70%
Automotive	2.55%
Banking, Finance, Insurance & Real Estate	0.89%
Beverage, Food & Tobacco	9.39%
Capital Equipment	2.95%
Chemicals, Plastics & Rubber	1.44%
Construction & Building	6.07%
Consumer Goods: Durable	0.44%
Consumer Goods: Non-durable	3.61%
Containers, Packaging & Glass	5.98%
Energy: Electricity	2.65%
Environmental Industries	3.13%
Healthcare & Pharmaceuticals	7.73%
High Tech Industries	9.50%
Hotel, Gaming & Leisure	0.16%
Media: Advertising, Printing & Publishing	1.41%
Services: Business	21.27%
Services: Consumer	4.47%
Sovereign & Public Finance	0.70%
Telecommunications	4.98%
Transportation: Cargo	1.77%
Transportation: Consumer	0.45%
Utilities: Electric	1.82%
Utilities: Water	0.54%
Wholesale	2.40%
Total	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$772,525	$772,386	96.76%	250.80%
Canada	25,249	25,330	3.17%	8.22%
United Kingdom	536	536	0.07%	0.17%
	$798,310	$798,252	100.00%	259.19%
As of September 30, 2025, on a fair value basis, 94.18% of the Company’s debt investments bore interest at a floating rate.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments and cash equivalents, by major class. as of September 30, 2025, according to the fair value hierarchy:

As of September 30, 2025	Level 1	Level 2	Level 3	Measured at Net Asset Value(2)	Total
Assets:
First-Lien Debt	$—	$—	$740,072	$—	$740,072
Subordinated Debt [1]	—	—	52,992	—	52,992
Equity Investments	—	—	1,358	3,830	5,188
Cash Equivalents	16,953	—	—	—	16,953
Total	$16,953	$—	$794,422	$3,830	$815,205
______________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $6,817 and mezzanine debt of $46,175.
2 Certain investments are measured at fair value using NAV per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period from July 9, 2025 to September 30, 2025:

	First Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of July 9, 2025	$—	$—	$—	$—
Purchase of investments (See Note 5)	776,524	52,130	1,620	830,274
Proceeds from principal repayments and sales of investments	(36,536)	—	—	(36,536)
Payment-in-kind interest	—	538	—	538
Amortization of premium/accretion of discount, net	166	27	—	193
Net realized gain (loss) on investments	32	—	—	32
Net change in unrealized appreciation (depreciation) on investments	(114)	297	(262)	(79)
Balance as of September 30, 2025	$740,072	$52,992	$1,358	$794,422

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of September 30, 2025	$(114)	$297	$(262)	$(79)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period from July 9, 2025 to September 30, 2025, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of September 30, 2025 were as follows:

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)

Investment Type	Fair Value at September 30, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$720,474	Yield Method	Implied Discount Rate	7.37%	12.19%	8.96%
Subordinated Debt	40,946	Yield Method	Implied Discount Rate	10.92%	15.10%	12.77%
Equity Investments	1,358	Market Approach	EBITDA Multiple	7.0x	13.0x	11.82x
Total	$762,778
First-Lien Debt in the amount of $19,598 and Subordinated Debt in the amount of $12,046 at September 30, 2025 have been excluded from the table above, because the investments are valued using a recent transaction.
Debt investments are generally valued using a yield method. Under the yield method, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure. Debt investments also may be valued using a market approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. Certain factors are considered when selecting the appropriate companies whose multiples are used in the valuation. These factors may include the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. A recent market trade, if applicable, also may be factored into the valuation if the transaction price is believed to be an indicator of value.
Equity investments are generally valued using a market approach, which utilizes market value multiplies (EBITDA or revenue) of publicly traded comparable companies and available precedent sales transactions of comparable companies. The selected multiple is used to estimate the enterprise value of the underlying investment.
The significant unobservable input used in the yield method is a discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the performance multiple, which may include a revenue multiple, EBITDA multiple, or forward-looking metrics. The multiple is used to estimate the enterprise value of the underlying investment. An increase or decrease in the multiple would result in an increase or decrease, respectively, in the fair value.
Alternative valuation methodologies may be used as deemed appropriate for debt or equity investments, and may include, but are not limited to, a market approach, income approach, or liquidation (recovery) approach.
Weighted average inputs are calculated based on the relative fair value of the investments.
5. RELATED PARTY TRANSACTIONS
Advisory Agreement
On August 5, 2025, the Company entered into the Investment Advisory Agreement with the Adviser (the “Investment Advisory Agreement”). The Board, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Trustees”), approved the Advisory Agreement in accordance with, and on the basis of, an evaluation satisfactory to such trustees, as required by the 1940 Act. Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provide investment advisory and management services to, the Company.
Unless terminated earlier as described below, the Investment Advisory Agreement will remain in effect for a period of two years from August 5, 2025 and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Company, and, in each case, a majority of the Independent Trustees. The Investment Advisory Agreement will automatically terminate in the event of its

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
assignment, as defined in the 1940 Act. The Investment Advisory Agreement may also be terminated at any time without penalty upon not less than 60 days’ written notice, by (i) the vote of a majority of the outstanding voting securities of the Company, (ii) the vote of the Board, or (iii) the Adviser.
Pursuant to the Investment Advisory Agreement, the Company pays a base management fee and incentive fees to the Adviser, as described below.
Base Management Fee
The management fee is payable quarterly in arrears. Prior to any listing of the shares on a national securities exchange (the “Exchange Listing”) or any other public trading market (together with the Exchange Listing, a “Public Listing”), the management fee is calculated at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and undrawn capital commitments and including assets financed using leverage (“Average Total Assets”), at the end of the two most recently completed calendar quarters. Beginning with the first full calendar quarter following a Public Listing, the management fee will be calculated at an annual rate of 1.00% of Average Total Assets at the end of the two most recently completed calendar quarters. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.
For the period from July 9, 2025 to September 30, 2025, management fees earned were $1,018. As of September 30, 2025, $1,018 of such base management fees were unpaid and are included in management fees payable in the accompanying consolidated statement of assets and liabilities.
Incentive Fee
The incentive fee consists of two components that are independent of each other: (i) an incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.
Incentive Fee on Income
The incentive fee on income is based on the Company’s Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of, the Company’s net assets at the end of the immediately preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6% annualized).
The Company pays the Adviser an incentive fee quarterly in arrears with respect to the Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6% annualized);

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)

•100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.76% (7.06% annualized). The Company refers to this portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.76%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 15% of the Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and

•15% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.76% (7.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations will be adjusted for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.
The Adviser has agreed to waive 100% of the incentive fee based on income payable to the Adviser until December 31, 2025. For the period from July 9, 2025 to September 30, 2025, the Company incurred $1,025 in incentive fee based on income, all of which was waived by the Adviser.

Incentive Fee Based on Capital Gains

The portion of the incentive fee based on capital gains is determined and payable in arrears as of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date). The amount payable equals:

•15% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

Each year, the fee paid for the capital gains incentive fee will be net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.
The Adviser has agreed to waive 100% of the incentive fee based on capital gains payable to the Adviser until December 31, 2025. For the period from July 9, 2025 to September 30, 2025, the Company did not incur any incentive fees based on capital gains.
Administration Agreement
On August 5, 2025, the Company entered into an administration agreement with the Administrator (the “Administration Agreement”), which was approved by the Board. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, the required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. At the request of the Adviser, the Administrator also may provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. U.S. Bancorp Fund Services, LLC provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the "Sub-Administration Agreement") with the Administrator.
For the period from July 9, 2025 to September 30, 2025, the Company incurred $106 in fees under the Sub-Administration Agreement, which are included in administration fees expense in the consolidated statement of operations.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
As of September 30, 2025, $106 were unpaid and are included in accounts payable and other expenses in the consolidated statement of assets and liabilities.
Board of Trustees’ Fees
As of September 30, 2025, the Board consists of five members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the period from July 9, 2025 to September 30, 2025, the Company incurred $86 in fees which are included in Board of Trustees’ fees in the consolidated statement of operations. As of September 30, 2025, $86 were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statement of assets and liabilities.
Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of September 30, 2025, the Company owed the Adviser $151 for reimbursements relating to organizational expenses incurred, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
On August 1, 2025, prior to the Company's election to be regulated as a BDC under the 1940 Act, TIAA sold certain portfolio investments to the Company (the "Initial Portfolio") at a purchase price of $815,349 (fair value as of July 31, 2025). The Company funded the purchase of the Initial Portfolio with $307,000 of equity contributions to a wholly owned subsidiary of TIAA (see Note 8 for further information) and $508,349 of borrowings from the Scotiabank Credit Facility (defined below).
6. SECURED BORROWINGS
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Company’s asset coverage was 160.62% as of September 30, 2025. Proceeds of the credit facility are used for general corporate purposes, including the funding of portfolio investments.
On August 1, 2025, SPV I entered into a credit agreement (the “Scotiabank Credit Agreement”) with the lenders from time to time parties thereto, the Bank of Nova Scotia, as administrative agent, the Company, as servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. The Scotiabank Credit Agreement provides for borrowings in an aggregate amount of up to $550,000 (the "Scotiabank Credit Facility”). BDC V and SPV I were in compliance with all covenants and other requirements of the Scotiabank Credit Agreement.
Borrowings under the Scotiabank Credit Facility Agreement are secured by all of the assets held by SPV I and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable spread. As of September 30, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily plus 1.975% per annum. Interest is payable quarterly. Any amounts borrowed under the Scotiabank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 1, 2034. Borrowing under the Scotiabank Credit Agreement is subject to certain restrictions contained in the 1940 Act.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
The carrying value of the Scotiabank Credit Facility approximates its fair value. The fair value measurement is based on significant inputs that are not observable and thus represent Level 3 measurements. The borrowing consisted of the following as of September 30, 2025:

	September 30, 2025
	Scotiabank Credit Facility	Total
Total Commitment	$550,000	$550,000
Borrowings Outstanding (1)	508,000	508,000
Unused Portion (2)	42,000	42,000
Amount Available (3)	40,995	40,995
_______________
(1)Borrowings outstanding on the consolidated statement of assets and liabilities are net of deferred financing costs.
(2)The unused portion is the amount upon which commitment fees are based.
(3)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the period from July 9, 2025 to September 30, 2025, the components of interest expense and debt financing expenses related to the Scotiabank Credit Facility were as follows:

Period from July 9, 2025 to September 30, 2025
Borrowing interest expense	$5,400
Amortization of deferred financing costs	3
Total interest and debt financing expenses	$5,403
Average interest rate (1)	6.41%
Average daily borrowings	$504,180
_______________
(1)Average interest rate includes borrowing interest expense and unused fees, if any.

Contractual Obligations
The following tables show the contractual maturities of our debt obligation as of September 30, 2025 (dollar amounts in thousands):

	Payments Due by Period
As of September 30, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Scotiabank Credit Facility	$508,000	$—	$—	$—	$508,000
Total debt obligations	$508,000	$—	$—	$—	$508,000
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2025 for any such exposure.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
As of September 30, 2025, the Company had the following unfunded investment commitments:

Portfolio Company	September 30, 2025
Bradford Soap International, Inc. - Delayed Draw Loan	$1,005
RMS Energy Borrower LLC - Delayed Draw Loan	1,199
Total unfunded commitments	$2,204
The Company seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of September 30, 2025, the Company had adequate financial resources to satisfy its unfunded investment commitments.
8. NET ASSETS
BDC V has the authority to issue an unlimited number of common shares at $0.01 par value per share. On July 8, 2025, in connection with its formation, BDC V issued and sold 40 common shares at $25.00 per share to the Adviser.
On August 1, 2025, in connection with the acquisition of the Initial Portfolio, BDC V issued an aggregate of 12,280,000 common shares at $25.00 per share to a wholly owned subsidiary of TIAA.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to September 30, 2025:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
July 8, 2025	40	$1	$25.00
August 1, 2025	12,280,000	$307,000	$25.00
The following table summarizes the Company's distributions recorded for the period from July 9, 2025 to September 30, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
September 29, 2025	September 30, 2025	October 10, 2025	$0.48

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)
9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a consolidated schedule of financial highlights for the period from August 1, 2025 to September 30, 2025:

Period from August 1, 2025 (Commencement of Investment Operations) to September 30, 2025
Per share data:
Net asset value, beginning of period	$25.00
Net investment income (1)	0.58
Net realized gains (losses) (1) (7)	—
Net change in unrealized appreciation (depreciation) (1) (7)	—
Net increase (decrease) in net assets resulting from operations	0.58
Shareholder distributions (2)	(0.48)
Other (3)	(0.02)
Net asset value, end of period	$25.08

Supplemental Data:
Net assets, end of period	$307,968
Shares outstanding, end of period	12,280,040
Total return (4)	2.24%

Ratio to average net assets:
Ratio of net expenses to average net assets before waived fees (5)	15.19%
Ratio of net expenses to average net assets after waived fees (5)	13.19%
Ratio of net investment income to average net assets (5)	13.94%
Portfolio turnover (6)	4.53%
Asset coverage ratio (8)	160.62%
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions reflects the actual amount of distributions recorded during the period.
(3)Includes the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end.
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at the quarter end NAV per share preceding the distribution. Total return is not annualized.
(5)Average net assets is calculated utilizing net assets at the beginning and end of period. All ratios are annualized. The ratio of interest and debt financing expenses to average net assets for the period from August 1, 2025 to September 30, 2025 was 10.52%.
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported.
(7)The per share amount rounds to less than $0.01 per share.
(8)Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) debt outstanding at the end of the period divided by (ii) total debt outstanding at the end of the period.
10. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2025, except as discussed below.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share and per share data)

Incentive Fee Waiver Agreement
On November 7, 2025, the Company entered into an incentive fee waiver agreement (the “Fee Waiver Agreement”) with the Adviser, pursuant to which the Adviser has agreed to waive (a) 100% of the incentive fee based on income and (b) 100% of the incentive fee based on capital gains payable by the Company to the Adviser through December 31, 2025. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the incentive fee based on income or the incentive fee based on capital gains as set forth in the Investment Advisory Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Advisory Agreement will remain in full force and effect.
Scotiabank Credit Facility Amendment
On November 7, 2025, SPV I, as borrower, and BDC V as servicer, entered into Amendment No. 1 to the Scotiabank Credit Facility Agreement, which was entered solely for the purpose of amending certain covenant terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The information in this section contains forward-looking statements, which relate to future events or the future performance or financial condition of Nuveen Churchill BDC V, including its wholly owned subsidiaries (collectively, "we", "us", "our", or the "Company") and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in our Registration Statement on Form 10 dated August 1, 2025. This discussion should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements..
Overview
We were formed on May 22, 2025 as a Delaware statutory trust. We are an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by Churchill Asset Management LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Adviser is registered as investment adviser with the Securities and Exchange Commission (the “SEC”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Nuveen Churchill BDC V SPV I LLC (“SPV I”) and Nuveen Churchill BDC V Equity Holdings LLC ("Equity Holdings"), each a Delaware limited liability company, were formed on July 10, 2025. SPV I and Equity Holdings are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements commencing from the date of their formation.
Under our Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Under the administration agreement (the “Administration Agreement”) with Churchill BDC Administration LLC, as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief financial officer and chief compliance officer and their respective staff; and (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company. The Adviser and the Administrator are both affiliates of Nuveen, a wholly owned subsidiary of TIAA.
Our investment objective is to provide investors with attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in U.S. middle market companies owned by leading private equity firms, which the Company defines as companies with approximately $10 million to $250 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We will primarily focus on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which we consider the core middle market.
We expect to primarily invests in first-lien senior secured debt and first-out positions in unitranche loans (collectively “Senior Loan Investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income (“PIK”)) (“Junior Capital Investments”). Senior Loan Investments and Junior Capital Investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio also may include larger, stand-alone direct equity co-investments in private-equity backed companies that may be originated alongside or separately from Senior Loan Investments and/or Junior Capital Investments to the applicable portfolio company (“Equity Co-Investments”). Subject to the pace and amount of investment activity in its middle market investment program, our portfolio also may be comprised of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“Liquid Investments”).
On July 8, 2025, the Adviser purchased 40 shares of the Company's common shares of beneficial interest at $25.00 per share.

On August 1, 2025, prior to our election to be regulated as a BDC under the 1940 Act, TIAA sold certain portfolio investments to the Company (at fair value) in the amount of $815,349 (the “Initial Portfolio”). The Company funded the purchase of the Initial Portfolio with a combination of equity contributions from a wholly owned subsidiary of TIAA and borrowings from its credit facility.
Investments
Our level of investment activity can vary substantially from period to period depending on many factors, including the amount we have available to invest as well as the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make, and other market conditions.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements.
As a BDC, we are required to comply with certain regulatory requirements. For instance, we are generally required to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. We also must be organized in the United States to qualify as a BDC.
Revenues
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we may generate income from dividends on direct equity investments, and capital gains on the sales of loans or debt and equity securities. Our debt investments generally bear interest at a floating rate usually determined on the basis of a benchmark, such as the Secured Overnight Financing Rate (“SOFR”). Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also may reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting or prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to portfolio companies and other investment related income.
Expenses
Churchill and its affiliates are responsible for the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to the Company. The Company will bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to the Company (such as items (iii) and (iv) listed below).
For the avoidance of doubt, unless the Adviser elects to bear or waive any of the following costs, the Company will bear the following costs:
(i)organization of the Company;
(ii)calculating NAV (including the cost and expenses of any independent third-party valuation firm);
(iii)expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser or members of its investment teams, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights;
(iv)fees and expenses incurred by the Adviser (and its affiliates), or the Administrator (or its affiliates) payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the

Company and in conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring the Company’s investments and monitoring investments and portfolio companies on an ongoing basis;
(v)any and all fees, costs and expenses incurred in connection with the incurrence of leverage and indebtedness of the Company, including borrowings, dollar rolls, reverse purchase agreements, credit facilities, securitizations, margin financing and derivatives and swaps, and including any principal or interest on the Company’s borrowings and indebtedness (including, without limitation, any fees, costs, and expenses incurred in obtaining lines of credit, loan commitments, and letters of credit for the account of the Fund and in making, carrying, funding and/or otherwise resolving investment guarantees);
(vi)offerings, sales, and repurchases of our common shares and other securities;
(vii)fees and expenses payable under any underwriting, dealer manager or placement agent agreements, if any;
(viii)investment advisory fees payable under the Investment Advisory Agreement;
(ix)administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and the Administrator, based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including allocable rent and the allocable portion of the cost of the Company’s chief financial officer and chief compliance officer, and their respective staffs);
(x)any applicable administrative agent fees or loan arranging fees incurred with respect to portfolio investments by the Adviser, the Administrator or an affiliate thereof;
(xi)any and all fees, costs and expenses incurred in implementing or maintaining third-party or proprietary software tools, programs or other technology for the benefit of the Company (including, without limitation, any and all fees, costs and expenses of any investment, books and records, portfolio compliance and reporting systems, general ledger or portfolio accounting systems and similar systems and services, including, without limitation, consultant, software licensing, data management and recovery services fees and expenses);
(xii)costs incurred in connection with investor relations, board of trustees relations, and with preparing for and effectuating a listing of the common shares on any securities exchange;
(xiii)transfer agent, dividend agent and custodial fees and expenses;
(xiv)federal and state registration fees;
(xv)all costs of registration and listing the common shares on any securities exchange;
(xvi)federal, state and local taxes;
(xvii)Independent Trustees’ fees and expenses, including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Trustees;
(xviii)costs of preparing and filing reports or other documents required by the SEC or other regulators, and all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings related to the Company’s activities and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to the Company and its activities;
(xix)costs of any reports, proxy statements or other notices to shareholders, including printing costs;
(xx)fidelity bond, trustees’ and officers’/errors and omissions liability insurance, and any other insurance premiums;
(xxi)direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, tax preparers and outside legal costs;

(xxii)proxy voting expenses;
(xxiii)all expenses relating to payments of dividends or interest or distributions in cash or any other form made or caused to be made by the Board of Trustees to or on account of holders of the securities of the Fund, including in connection with the distribution reinvestment plan or the share repurchase program;
(xxiv)costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;
(xxv)the allocated costs incurred by the Adviser and/or the Administrator in providing managerial assistance to those portfolio companies that request it;
(xxvi)allocable fees and expenses associated with marketing efforts on behalf of the Company;
(xxvii)all fees, costs and expenses of any litigation involving the Company or its portfolio companies and the amount of any judgments or settlements paid in connection therewith, Trustee and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to Fund’s affairs;
(xxviii)fees, costs and expenses of winding up and liquidating the Fund’s assets; and
(xxix)all other expenses incurred by the Company, the Adviser or the Administrator in connection with administering the Company’s business.
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Portfolio and investment activity
Portfolio Composition
Our portfolio and investment activity for the period July 9, 2025 through September 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

Period from July 9, 2025 to September 30, 2025
Net funded investment activity
New gross commitments at par [1]	$839,407
Net investments funded [2]	834,083
Investments sold or repaid	(36,536)
Net funded investment activity	$797,547

Gross commitments at par [1]
First-Lien Debt	$781,745
Subordinated Debt	52,883
Equity Investments	4,779
Total gross commitments	$839,407

Portfolio company activity
Portfolio companies, beginning of period	—
Number of new portfolio companies	101
Number of exited portfolio companies	(2)
Portfolio companies, end of period	99
Count of investments	136
Count of industries	25

New investment activity
Weighted average annual interest rate on new debt investments at par	9.31%
Weighted average annual interest rate on new floating rate debt investments at par	9.13%
Weighted average spread on new floating rate debt investments at par	5.15%
Weighted average annual coupon on new fixed rate debt investments at par	12.28%
_______
(1) Gross commitments at par includes unfunded investment commitments, and includes $819,042 of gross investment commitments from the Initial Portfolio.
(2) Includes $815,349 net investments funded from the Initial Portfolio.
As of September 30, 2025, our debt investment portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $71.20 million.(1)
•Weighted average of 2.27x interest coverage ratio for our first-lien loans.(2)
•Weighted average of 4.46x net leverage.(3)
•Approximately 99.40% of our debt investments have financial maintenance covenants.(4)
_______________
(1) These calculations include all private debt investments for which fair value is determined by our Adviser in its capacity as the valuation designee (the “Valuation Designee”) of the Company's board of trustees (the “Board”) and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment as of its most recent quarterly valuation, which are derived from the most recently available portfolio company financial statements.

(2) The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 91.65% of our total investments, and 99.01% of our total first lien loan investments, in each case based upon fair value.
(3) Net leverage is the ratio of total debt minus cash divided by EBITDA, taking into account only the debt issued through the tranche in which we are a lender. Leverage is derived from the most recently available portfolio company financial statements and weighted by the fair value of each investment. Net leverage presented excludes equity investments as well as debt instruments to which the Adviser has assigned a risk rating of 8 or higher and any portfolio companies with net leverage of 15x or greater.
(4) Represents the percentage of debt investments with one or more maintenance financial covenants.

As of September 30, 2025, our investments consisted of the following (dollar amounts in thousands):

	September 30, 2025
	Cost	Fair Value	% of Fair Value
First-Lien Debt	$740,186	$740,072	92.71%
Subordinated Debt[1]	52,696	52,992	6.64%
Equity Investments	5,428	5,188	0.65%
Total	$798,310	$798,252	100.00%
Largest portfolio company investment	$20,084	$20,163	2.53%
Average portfolio company investment	$8,064	$8,063	1.01%
_____________________
1As of September 30, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $6,817 and mezzanine debt of $46,175 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $6,774 and mezzanine debt of $45,922 at cost.

The industry composition of our portfolio as a percentage of fair value as of September 30, 2025 was as follows:

Industry	September 30, 2025
Aerospace & Defense	3.70%
Automotive	2.55%
Banking, Finance, Insurance & Real Estate	0.89%
Beverage, Food & Tobacco	9.39%
Capital Equipment	2.95%
Chemicals, Plastics & Rubber	1.44%
Construction & Building	6.07%
Consumer Goods: Durable	0.44%
Consumer Goods: Non-durable	3.61%
Containers, Packaging & Glass	5.98%
Energy: Electricity	2.65%
Environmental Industries	3.13%
Healthcare & Pharmaceuticals	7.73%
High Tech Industries	9.50%
Hotel, Gaming & Leisure	0.16%
Media: Advertising, Printing & Publishing	1.41%
Services: Business	21.27%
Services: Consumer	4.47%
Sovereign & Public Finance	0.70%
Telecommunications	4.98%
Transportation: Cargo	1.77%
Transportation: Consumer	0.45%
Utilities: Electric	1.82%
Utilities: Water	0.54%
Wholesale	2.40%
Total	100.00%
The weighted average yields of our investments as of September 30, 2025 was as follows:

September 30, 2025
Weighted average yield on debt and income producing investments, at cost [1]	9.74%
Weighted average yield on debt and income producing investments, at fair value [1]	9.74%
Percentage of debt investments bearing a floating rate	94.18%
Percentage of debt investments bearing a fixed rate	5.82%
_____________________
1 There were no investments on non-accrual status as of September 30, 2025
As of September 30, 2025, 100.00% and 100.00% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date. There can be no assurance that the weighted average yield will remain at its current level.
Private equity mergers and acquisitions activity continued its recovery momentum through the third quarter of 2025, building on the rebound that began late in the second quarter of 2025 following earlier disruptions arising from U.S. global trade policy uncertainty. Stabilizing market conditions and renewed sponsor confidence in the macro-environment contributed to increased transaction execution. Repayment activity increased during the third quarter, driven by a combination of new transactions and selective refinancing activity, as borrowers capitalized on investor demand and favorable market conditions. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from increased market opportunities.
Despite this market recovery, certain macro-economic risks and uncertainties remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. In light of these changes, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, strong levels of free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions will not adversely impact certain of our portfolio companies, which could impact our future results.
Asset Quality
In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. Each Investment Team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which the Advisers refer to as the “Management Case.” The following is a description of the conditions associated with each investment rating:
1.Performing - Superior: Borrower is performing significantly above Management Case.
2.Performing - High: Borrower is performing at or near the Management Case (i.e., in a range slightly below to slightly above).
3.Performing - Low Risk: Borrower is operating well ahead of the Base Case to slightly below the Management Case.
4.Performing - Stable Risk: Borrower is operating at or near the Base Case (i.e., in a range slightly below to slightly above). This is the initial rating assigned to all new borrowers.
5.Performing - Management Notice: Borrower is operating below the Base Case. Adverse trends in business conditions and/or industry outlook are viewed as temporary. There is no immediate risk of payment default and only a low to moderate risk of covenant default.
6.Watch List - Low Maintenance: Borrower is operating below the Base Case, with declining margin of protection. Adverse trends in business conditions and/or industry outlook are viewed as probably lasting for more than a year. Payment default is still considered unlikely, but there is a moderate to high risk of covenant default.
7.Watch List - Medium Maintenance: Borrower is operating well below the Base Case, but has adequate liquidity. Adverse trends are more pronounced than in Internal Risk Rating 6 above. There is a high risk of covenant default, or it may have already occurred. Payments are current, although subject to greater uncertainty, and there is a moderate to high risk of payment default.
8.Watch List - High Maintenance: Borrower is operating well below the Base Case. Liquidity may be strained. Covenant default is imminent or may have occurred. Payments are current, but there is a high risk of payment default. Negotiations to restructure or refinance debt on normal terms may have begun. Further significant deterioration appears unlikely and no loss of principal is currently anticipated.
9.Watch List - Possible Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Liquidity is strained. Payment default may have occurred or is very likely in the short term unless creditors grant some relief. Loss of principal is possible.

10.Watch List - Probable Loss: At the current level of operations and financial condition, the borrower does not have the ability to service and ultimately repay or refinance all outstanding debt on current terms. Payment default is very likely or may have already occurred. Liquidity is extremely limited. The prospects for improvement in the borrower’s situation are sufficiently negative that loss of some or all principal is probable.
The Adviser regularly monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews. Based on a generally uncertain economic outlook in the United States (which includes a possible recession), we have increased oversight and analysis of credits in any vulnerable industries to mitigate any decline in loan performance and reduce credit risk.
The following table shows the investment ratings of the investments in our portfolio as of September 30, 2025 (dollar amounts in thousands):

	September 30, 2025
	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—
2	—	—	—
3	80,908	10.14	5
4	665,902	83.42	89
5	51,442	6.44	5
6	—	—	—
7	—	—	—
8	—	—	—
9	—	—	—
10	—	—	—
Total	$798,252	100.00%	99
As of September 30, 2025, the weighted average Internal Risk Rating of our investment portfolio was 3.96.

Results of Operations
We received our initial seed capital on July 8, 2025 and commenced investment operations on August 1, 2025, the date we purchased the Initial Portfolio, and therefore do not have prior periods with which to compare our investment operating results for the period from July 9, 2025 through September 30, 2025. Operating results for the period from July 9, 2025 through September 30, 2025 were as follows (dollar amounts in thousands):

Period from July 9, 2025 to September 30, 2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$12,897
Payment-in-kind interest income	538
Dividend income	398
Other income	102
Total investment income	13,935

Expenses:
Interest and debt financing expenses	5,403
Management fees	1,018
Income based incentive fees	1,025
Professional fees	191
Board of Trustees’ fees	86
Administration fees	106
Other general and administrative expenses	35
Total expenses	7,864
Incentive fees waived	(1,025)
Net expenses	6,839
Net investment income (loss)	7,096
Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	32
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(58)
Total net realized and unrealized gain (loss) on investments	(26)

Net increase (decrease) in net assets resulting from operations	$7,070
Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
On August 1, 2025, prior to our election to be regulated as a BDC under the 1940 Act, TIAA sold certain portfolio investments to the Company (at fair value) in the amount of $815.3 million (the “Initial Portfolio”). The Company accrued investment income on the Initial Portfolio beginning August 1, 2025. For the period from July 9, 2025 to September 30, 2025, investment income was $13.9 million. We expect our portfolio to continue to grow as we raise capital through our offering and our investment income to grow commensurately. The shifting environment in base interest rates may affect our investment income over the long term.

Expenses
Total net expenses for the period from July 9, 2025 through September 30, 2025 were $6.8 million consisting primarily of legal, incorporation and accounting fees incurred in connection with the organization of the Company, and interest and debt financing expenses incurred in connection with Scotiabank Credit Facility (as defined below), as well as professional fees. We anticipate formation costs to decrease in relation to our income as we continue to ramp up our portfolio.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
As a result of repayment activity during the period from July 9, 2025 through September 30, 2025, we had a net realized gain of $32.0 thousand.
We recorded a net change in unrealized loss of $58 thousand for the period from July 9, 2025 through September 30, 2025, which reflects the net change in fair value of our investment portfolio relative to its cost basis over the period.
Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the net proceeds of our offering of common shares, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our credit facility and (iv) any future offerings of our equity or debt securities.
Our primary uses of cash will be for (i) investments in portfolio companies in accordance with investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings under our Scotiabank Credit Facility or other financing arrangements, and (iv) cash distributions to the holders of our shares. We believe we have adequate liquidity to support our near-term capital requirements. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances.
Equity
The Company is authorized to issue an unlimited number of shares at $0.01 per share par value. On July 8, 2025, the Adviser purchased 40 common shares at $25.00 per share. On August 1, 2025, in connection with the acquisition of the Initial Portfolio, the Company issued an aggregate of 12,280,000 common shares at $25.00 per share to a wholly owned subsidiary of TIAA.
The following table summarizes the Company's distributions recorded for the period from July 9, 2025 through September 30, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
September 29, 2025	September 30, 2025	October 10, 2025	$0.48
Scotiabank Credit Facility
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Company’s asset coverage was 160.62% as of September 30, 2025.
On August 1, 2025, SPV I entered into a credit agreement (the “Scotiabank Credit Facility Agreement”) with the lenders from time to time parties thereto, Bank of Nova Scotia, as administrative agent, the Company, as servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. The Scotiabank Credit Facility Agreement provides for borrowings in an aggregate amount up to $550.0 million (the “Scotiabank Credit Facility”).
Borrowings under the Scotiabank Credit Facility Agreement are secured by all of the assets held by SPV I and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable spread. As of September 30, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily plus 1.975% per annum. Interest is payable quarterly. Any amounts borrowed under the Scotiabank Credit Facility Agreement will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 1, 2034.

Borrowing under the Scotiabank Credit Facility Agreement is subject to certain restrictions contained in the 1940 Act. The Company has made customary representations and warranties and is required to comply with various financial covenants related to liquidity and other maintenance covenants, reporting requirements and other customary requirements for similar facilities.
Contractual Obligations
The following tables show the contractual maturities of our debt obligation as of September 30, 2025 (dollar amounts in thousands):

	Payments Due by Period
As of September 30, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Scotiabank Credit Facility	$508,000	$—	$—	$—	$508,000
Total debt obligations	$508,000	$—	$—	$—	$508,000
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement; and
•the Administration Agreement
On August 5, 2025, the Company and certain of its affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted to Churchill and its affiliates on June 7, 2019 and amended on October 14, 2022. The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2025. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, as described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed in “Risk Factors” in our Registration Statement on Form 10, as amended, filed with the SEC on August 1, 2025.
Valuation of Portfolio Investments
At all times, consistent with U.S. GAAP and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net asset value is determined.
Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations. Pursuant to the Company's valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company's assets for which market quotations are not readily available, subject to the oversight of the Board.
Investments for which market quotations are readily available are typically valued at those market quotations. Market quotations are obtained from independent pricing services, where available. Generally investments marked in this manner will be marked at the mean of the bid and ask of the quotes obtained. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.
With respect to investments for which market quotations are not readily available, we or an independent third-party valuation firm engaged by the Valuation Designee, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
When an external event such as a purchase transaction, public offering or subsequent sale or paydown occurs, we use the pricing indicated by the external event to corroborate our valuation.
We apply the practical expedient relating to investments in certain portfolio companies that calculate NAV per share (or its equivalent). U.S. GAAP permits an entity holding investments in certain portfolio companies that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share or its equivalent as a practical expedient are not categorized within the fair value hierarchy, as described below.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. We review pricing and methodologies in order to determine if observable market information is being used, versus unobservable inputs.
Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.
For more information on the fair value hierarchy, our framework for determining fair value and the composition of our portfolio see Note 2 and Note 4 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revenue Recognition
Our revenue recognition policies are as follows:
Net realized gains (losses) on investments: Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method.
Interest Income: Interest income, including amortization of premium and accretion of discount on loans are recorded on the accrual basis. We accrue interest income based on the effective yield if we expect that, ultimately, we will be able to collect such income. We may have loans in our portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to our portfolio companies. Such fees are recognized as income when earned or the services are rendered.
Non-accrual: Generally, if a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Sub-Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible even though we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated.
U.S. Federal Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We intend to elect, and intend to qualify annually thereafter, to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we generally will not be subject to U.S. federal income or excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.
We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of September 30, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes which may be significant to our financial results.
Recent Developments
Incentive Fee Waiver Agreement
On November 7, 2025, we entered into an incentive fee waiver agreement (the “Fee Waiver Agreement”) with the Adviser, pursuant to which the Adviser has agreed to waive (a) 100% of the incentive fee based on income and (b) 100% of the incentive fee based on capital gains payable by us to the Adviser through December 31, 2025. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the incentive fee based on income or the incentive fee based on capital gains as set forth in the Investment Advisory Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Advisory Agreement will remain in full force and effect.

Scotiabank Credit Facility Amendment
On November 7, 2025, SPV I, as borrower, and BDC V as servicer, entered into Amendment No. 1 to the Scotiabank Credit Facility Agreement, which was entered solely for the purpose of amending certain covenant terms.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Uncertainty with respect to, among other things, elevated interest rates, inflationary pressures, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in the Middle East, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the Valuation Designee, in accordance with our valuation policy subject to the oversight of the Board and, based on, among other things, the input of the independent third-party valuation firms engaged by the Valuation Designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income is also affected by fluctuations in various interest rates to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025 and October 29, 2025, bringing the benchmark rate to the 3.75% to 4.00% range. While Federal Reserve officials had previously indicated the likelihood of three total rate cuts in 2025, the post-meeting statement following the October cut did not provide direction on plans for the December 2025 meeting. Given the evolving economic environment and continued focus on monitoring inflationary pressures, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will decrease our gross investment income and could result in lower net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in credit spreads on our portfolio investments, reductions in our operating expenses, or decreases in the interest rates on our borrowings.
As of September 30, 2025, on a fair value basis, 94.18% of our debt investments bear interest at a floating rate. As of September 30, 2025, 100.00% of our floating rate debt investments are subject to interest rate floors. Additionally, the Scotiabank Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments during the period ended September 30, 2025. Interest expense is calculated based on the terms of our credit facility using the outstanding balance as of September 30, 2025. Interest expense on the credit facilities and the debt issued in our collateralized loan obligations is calculated using the interest rate as of September 30, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2025.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-300 Basis Points	$(3,758)	$(2,547)	$(1,211)
-200 Basis Points	(2,506)	(1,698)	(808)
-100 Basis Points	(1,253)	(849)	(404)
+100 Basis Points	1,253	849	404
+200 Basis Points	2,506	1,698	808
+300 Basis Points	3,759	2,547	1,212

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on that evaluation, we, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025 and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We, our consolidated subsidiaries, and the Adviser are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Registration Statement on Form 10, as amended, filed with the SEC on August 1, 2025, which is accessible on the SEC’s website at sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 8, 2025, the Adviser purchased 40 shares of the Company’s common shares of beneficial interest (the “Shares”) at $25.00 per Share.
On August 1, 2025, a wholly owned subsidiary of TIAA purchased 12,280,000 Shares at $25.00 per Share.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
a.Item 1.01 Entry into a Material Definitive Agreement.

On November 7, 2025, the Company entered into an incentive fee waiver agreement (the “Fee Waiver Agreement”) with the Adviser, pursuant to which the Adviser has agreed to waive (a) 100% of the incentive fee based on income and (b) 100% of the incentive fee based on capital gains payable by the Company to the Adviser through December 31, 2025. For the avoidance of doubt, the Fee Waiver Agreement does not amend the calculation of the incentive fee based on income or the incentive fee based on capital gains as set forth in the Investment Advisory Agreement. Other than the waiver contemplated by the Fee Waiver Agreement, the terms of the Investment Advisory Agreement will remain in full force and effect.

The foregoing description is only a summary of the material provisions of the Fee Waiver Agreement and is qualified in its entirety by reference to a copy of the Fee Waiver Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.
b.None.
c.For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

3.1	Amended and Restated Declaration of Trust, dated July 30, 2025(1)
3.2	Bylaws, dated July 30, 2025(1)
4.1	Form of Subscription Agreement(1)
4.2	Distribution Reinvestment Plan(1)
10.1	Investment Advisory Agreement, dated August 5, 2025, by and between Nuveen Churchill BDC V and Churchill Asset Management LLC*
10.2	Administration Agreement, dated August 5, 2025, by and between Nuveen Churchill BDC V and Churchill BDC Administration LLC*
10.3	Custody Agreement, dated July 7, 2025, by and between Nuveen Churchill BDC V and U.S. Bank Trust Company, National Association*
10.4	Transfer Agent Servicing Agreement, dated August 4, 2025, by and between Nuveen Churchill BDC V and U.S. Bancorp Fund Services, LLC*
10.5	Incentive Fee Waiver Agreement, dated November 7, 2025, by and between Nuveen Churchill BDC V and Churchill Asset Management LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith
(1)Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form 10 (File No. 000-56757) filed on August 1, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVEEN CHURCHILL BDC V

By:	/s/ Kenneth Kencel
Name:	Kenneth Kencel
Title:	Chief Executive Officer, President, Trustee and Chairman

NUVEEN CHURCHILL BDC V

By:	/s/ Shai Vichness
Name:	Shai Vichness
Title:	Chief Financial Officer and Treasurer
Date: November 12, 2025