Form 10-K
period 2025-12-31
Nuveen Churchill BDC V
filed 2026-03-02
CIK 2071136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act:
Common shares of beneficial interest, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2025, there was no established public market for the registrant’s common shares of beneficial interest.
The registrant had outstanding 13,479,560 common shares of beneficial interest as of March 2, 2026.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on our current expectations and estimates, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of increased competition;
•an economic downturn or recession and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us;
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
•the impact of geopolitical conditions, including the conflict between Ukraine and Russia and the turmoil in Europe and the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
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
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) for U.S federal income tax purposes and operate as a business development company (“BDC”); and
•the impact of future legislation and regulation on our business and our portfolio companies.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as otherwise provided by law.

PART I.
In this Annual Report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and “Company” refer to Nuveen Churchill BDC V;
•the term “the Adviser” and "Churchill" refer to Churchill Asset Management LLC, which serves as our investment adviser, pursuant to an investment advisory agreement, dated August 5, 2025 (the “Advisory Agreement”);
•the term “Administrator” refers to Churchill BDC Administration LLC (f/k/a Nuveen Churchill Administration LLC), a Delaware limited liability company, which serves as our administrator, pursuant to an administration agreement, dated August 5, 2025 (the “Administration Agreement”); and
•the term “committed capital” refers to the capital committed to client accounts in the form of equity capital commitments from investors, as well as committed, actual or expected financing from leverage providers (including asset-based leveraged facilities, notes sold in the capital markets or any capital otherwise committed and available to fund investments that comprise assets under management). For purposes of this calculation, both drawn and undrawn equity and financing commitments are included. In determining committed capital in respect of funds and accounts that utilize internal asset-based leverage (e.g., levered funds and CLO warehouses), committed capital calculations utilize a leverage factor that assumes full utilization of such asset-based leverage in accordance with the account’s target leverage ratio as disclosed to investors. In determining committed capital in respect of Churchill’s management of an institutional separate account for its parent company, TIAA (as defined below): (i) committed capital in respect of private equity fund interests includes commitments made by TIAA to such strategy over the most recent 10 years, and the net asset value of all such investments aged more than 10 years; (ii) committed capital in respect of equity co-investments, junior capital investments, structured capital investments, and senior loans includes the commitment made by TIAA for the most recent year, and the outstanding principal balance of investments made in all preceding years; and (iii) committed capital in respect of secondaries includes commitments made by TIAA, which includes the aggregate commitment made by TIAA since the inception of the strategy in 2022 and inclusive of the current year's allocation. In determining committed capital in respect of Churchill’s management of institutional separate accounts for third party institutional clients, committed capital includes the aggregate commitments made by such third party clients, so long as such commitments remain subject to recycling. Thereafter, outstanding principal balance is used in respect of any applicable commitment (or portion thereof) that has expired. Due to the foregoing, committed capital figures may be adjusted over the course of a financial period, based on accounts transitioning the calculation methodology from capital commitment to invested capital.
General
We were formed as a Delaware statutory trust in May 2025. We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we intend to elect, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
On August 1, 2025, prior to our election to be regulated as a BDC under the 1940 Act, Teachers Insurance and Annuity Association of America (“TIAA”) sold certain portfolio investments to us (the “Initial Portfolio”). In connection with the acquisition of the Initial Portfolio, we issued an aggregate of 12,280,000 Shares at a price of $25.00 per share to a wholly owned subsidiary of TIAA.
Our investment objective is to generate attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in private equity-owned U.S. middle market companies, which we define as companies with approximately $10 million to $250 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). We primarily focus on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which we consider the core middle market. We will primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (“senior loan investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income (“PIK”)) (“junior capital investments”). Senior loan investments and junior capital investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio also will include larger, stand-alone direct equity co-investments in private-equity backed companies that may be originated alongside or separately from senior loan investments and/or junior capital investments to the applicable portfolio company (“equity co-investments”). Subject to the pace and amount of investment activity in our middle market investment program, our portfolio also may be comprised of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“liquid investments”).

The Adviser is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is controlled by Nuveen, LLC (“Nuveen”). Nuveen is the investment management arm of TIAA, a life insurance company founded in 1918 by the Carnegie Foundation for the Advancement of Teaching and the companion organization of College Retirement Equities Fund.
Under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their their respective staffs.
The Adviser — Churchill Asset Management LLC
Churchill serves as our Adviser pursuant to the Advisory Agreement and is responsible for the overall management of our activities. Under the terms of the Advisory Agreement, Churchill: (i) identifies, evaluates and negotiates the structure of investments (including performing due diligence on prospective portfolio companies); (ii) closes and monitors investments; and (iii) determines the securities and other assets to be purchased, retained or sold.
In addition to serving as our Adviser, Churchill manages other middle market investment strategies for affiliated entities such as TIAA, its ultimate parent company, as well as for third-party institutional investors, private funds, CLOs and separate accounts, Nuveen Churchill Direct Lending Corp. and Nuveen Churchill Private Capital Income Fund, each a BDC, and NC SLF Inc. and Corient Registered Alternatives Fund, each closed-end investment companies registered under the 1940 Act.

Churchill manages (directly or as a sub-adviser) over $63 billion of committed capital across its integrated capital solutions platform as of January 1, 2026. Churchill manages a range of vehicles, including BDCs, registered closed-end investment companies, separate accounts, structured finance products, and private funds investing in private middle market leveraged loans, subordinated debt, equity related securities, private equity, limited partner commitments, and related strategies. Of its over $63 billion of committed capital across the platform, Churchill manages over $12 billion in limited partner capital commitments to approximately 350 private equity funds on behalf of TIAA’s general account and third-party investors. Churchill offers a full array of solutions across the capital structure, benefiting from the investment guidance of its principals who have a long history of disciplined investing in the middle market across various economic cycles. With over $34 billion of committed capital dedicated to middle market private credit as of January 1, 2026, Churchill provides us with the ability to invest in larger transactions while limiting concentration in our portfolio. While it is managed and operated independently of TIAA and Nuveen, Churchill benefits from the scale, capital and resources of its parent companies.
The Investment Committee
All investment decisions for the Company require the unanimous approval of the members of an investment committee dedicated to management of the Company’s portfolio (the “Investment Committee”) comprised of Churchill Founders, Kenneth Kencel and Randy Schwimmer, together with the head of Senior Lending, Mathew Linett and the head of Private Equity and Junior Capital Solutions, Jason Strife. The Investment Committee is responsible for managing the investment program for the Company, which is sourced by Churchill’s separate and distinct investment committees dedicated to senior loan investments and junior capital opportunities, respectively.
Advisory Agreement
Pursuant to the Advisory Agreement, we pay a base management fee and incentive fees to the Adviser, as described below. The Board, including all of the trustees who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Company Act) of the Company, the Adviser, or any of their respective affiliates (the “Independent Trustees”), has approved the Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by, the 1940 Act.
Base Management Fee
Under the Advisory Agreement, the management fee is payable quarterly in arrears. Prior to any listing of the shares on a national securities exchange (the “Exchange Listing”) or any other public trading market (together with the Exchange Listing, a “Public Listing”), the management fee is calculated at an annual rate of 0.75% of average total assets, excluding cash and cash equivalents and undrawn capital commitments and including assets financed using leverage (“Average Total Assets”), at the end of the two most recently completed calendar quarters. Beginning with the first full calendar quarter following a Public Listing, the management fee will be calculated at an annual rate of 1.00% of Average Total Assets at the end of the two most recently completed calendar quarters. For purposes of this calculation, cash and cash equivalents include any temporary investments in cash equivalents, U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment.

Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not: (i) incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below. The Adviser has agreed to waive 100% of the incentive fee until December 31, 2025.
Incentive Fee on Income
The portion based on income is based on our Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or the percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6% annualized).
Subject to the fee waiver described above, we will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.76% (7.06% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.76%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 15% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and
•15% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.76% (7.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
These calculations will be pro-rated for any period of less than three months.
Incentive Fee on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:
•15% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
Each year, the fee paid for the capital gains incentive fee will be net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act including Section 205 thereof.
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Competitive Advantages
We believe that our competitive advantages stem from long-standing market presence, significant lending capacity, scale to support attractive investments, strong relationships with private equity firms, differentiated sourcing capabilities, and ability to compete on factors other than pricing. Further, we believe that Churchill has built a reputation of professionalism and collaboration that positions us to be a preferred capital provider to support the needs of private equity sponsors. We believe Churchill has the scale, platform, and unique capabilities to effectively manage our U.S. private credit investment strategy, offering investors the following competitive advantages:
Scaled Platform with Extensive Private Credit Expertise
Since 2006, Churchill’s senior leadership team has worked together to establish a cycle-tested track record in direct lending and private capital investments. The Churchill team has deep middle market investment expertise, providing customized financing solutions to private equity-backed middle market companies across the capital structure, including senior loans, junior capital, equity co-investments and similar equity-related securities. Overseeing over $63 billion in committed capital as of January 1, 2026 and deploying over $16 billion in the year ended December 31, 2025 across its multiple investment strategies, Churchill is one of the most active direct lenders in the U.S. middle market. With over 200 dedicated professionals in New York, Charlotte, Chicago, Los Angeles and Palm Beach Gardens, Churchill operates a fully integrated investment platform with advanced infrastructure, risk management, investor relations, finance, operations, and legal support functions. The scale of Churchill’s platform provides us with the ability to invest in larger transactions with limited concentration in our portfolio. We believe that the breadth and depth of Churchill’s expertise, coupled with its long history of disciplined investment across industries and various economic cycles, provides differentiated strengths when sourcing and evaluating large and complex investment opportunities.
Unique Benefits from Alignment with Nuveen and TIAA
Churchill benefits substantially from the scale and resources of its parent company, Nuveen, and Nuveen’s ultimate parent company, TIAA. Nuveen, as the investment management division of TIAA, is one of the world’s largest asset managers with $1.4 trillion assets under management as of December 31, 2025, of which approximately $143 billion is invested in private capital. TIAA, a leading provider of secure retirement and outcome-focused investment solutions to millions of people and thousands of institutions, is the fourth largest private debt investor in the world.1 Together, TIAA and Nuveen have been investors in the private debt and equity markets for over 50 years.

Leveraging the scale, capital and resources of Nuveen’s platform, Churchill is able to focus on its middle market investment expertise. Specifically, Nuveen’s distribution capabilities from its approximately 140 person U.S. wealth coverage team enable Churchill to prioritize originating, underwriting and managing its high quality, diversified portfolios while relying on Nuveen’s retail and wealth distribution platform.

1 Source: Rankings published in the Private Debt Investor Magazine’s Global Investor 75, December 2025 Private Debt Investor Magazine’s research and analytics team carried out primary and secondary research on more than 100 institutions to produce rankings on the world’s largest institutional private debt investors based on the market value of private debt portfolios. Nuveen submitted data to the research and analytics team. There were no fees paid in connection with this recognition.

TIAA is an important part of Churchill’s committed capital base, as Churchill manages TIAA’s general account allocation to U.S. middle market private capital side-by-side with Churchill’s third-party investors. This provides for a unique alignment of interests that we believe causes Churchill to think and act like a long-term investor in the asset class.
Strong Private Equity Relationships and Fund Investments Drive Proprietary Origination Opportunities
Churchill believes it has established itself as a highly value-additive capital provider and partner of choice for leading private equity firms given its ability to provide a full array of scaled solutions across the capital structure. Churchill’s dedicated loan origination team has cultivated deep, long-standing relationships with over 750 middle market private equity firms across diversified strategies, industry focus and U.S. geographies. Of the over $63 billion of committed capital as of January 1, 2026, over $12 billion is comprised of committed capital that supports a carefully constructed portfolio of primary limited partner capital commitments made by TIAA and certain other institutional investor clients of Churchill to approximately 350 private equity funds primarily focused on the U.S. middle market. We believe Churchill’s role as a valuable limited partner and its fully integrated partnership approach helps drive differentiated origination opportunities often on an early look, first access basis. Additionally, we believe Churchill’s deep network of private equity relationships and representation on hundreds of private equity fund advisory boards further enhances Churchill’s proprietary deal sourcing advantages while remaining highly selective of investment opportunities without compromising on its stringent underwriting standards or transaction terms. Churchill is a trusted and desired financing partner, demonstrated by its ability to earn the lead or co-lead role in approximately 75% of its senior loan transaction volume in the trailing twelve-months ended December 31, 2025. In this capacity, Churchill is able to structure and negotiate transactions directly with the private equity sponsor, driving efficiencies and stronger relationships, often leading to the sponsor’s decision to select Churchill as a lead lending partner for subsequent transactions as well. Churchill’s sourcing strategy is not, however, entirely centered on leading every transaction as it also partners with other middle market lenders on attractive investment opportunities, helping to drive a more stable and reliable capital deployment pace in the middle market.

Many of Churchill’s senior management and investment team members have held senior positions at other middle market lending firms and continue to maintain strong relationships with numerous active participants in the segment. These long-established relationships help source incremental investment opportunities and contribute to the high levels of deal flow with approximately 1,200 first-lien senior secured debt and unitranche loan investment opportunities reviewed per year. In contrast, peer lenders who focus primarily on lead agency roles often can find themselves in direct competition with one another adversely impacting deal flow and selectivity. Churchill’s dual sourcing model emphasizes long-term partnerships, ensuring that Churchill can focus exclusively on investment credit quality. We believe we are well-positioned to take advantage of the demand for capital in the middle market, particularly from private equity sponsored middle market companies.

Ability to Deliver Scaled and Flexible Capital Solutions

We believe Churchill’s ability to provide a variety of capital solutions and to invest opportunistically across the capital structure is a key differentiator and highly valued by private equity sponsors. Churchill is able to provide a comprehensive set of customized capital solutions to meet the needs of the borrower. With respect to senior loans, the investment team can opportunistically pivot between traditional first-lien senior secured loans and unitranche loans, as well as offer delayed draw term loans, in order to deliver the most attractive risk-adjusted returns. Further, the investment team’s partnership approach offers a strong value proposition to private equity firms, as one of a handful of middle market lenders with the ability to commit up to $500 million per transaction. This flexibility and the ability to deliver a fully underwritten solution ensures that Churchill has exposure to a wide range of transactions enabling it to be highly selective with respect to investment opportunities. Additionally, with respect to junior capital opportunities, the investment team has the ability to pivot between junior secured or unsecured debt instruments. Having the latitude to pivot across capital solutions differentiates Churchill compared to most other direct lenders in situations when capital requirements change during a transaction and thereby has positioned it as the preferred capital partner for private equity sponsors.

Disciplined and Rigorous Investment Approach with Comprehensive Portfolio Monitoring

Selectivity, broad industry diversification and rigorous underwriting standards are key to Churchill’s investment philosophy. Churchill provides us with a large and diverse pipeline of middle market investment opportunities, enhancing our ability to be highly selective and to maintain stringent underwriting standards and a diversified portfolio across sectors. Churchill employs a multi-step selection process when reviewing each potential investment opportunity that includes analyzing business prospects, thoroughly reviewing historical and pro forma financial information, meeting and discussing the business with the management team and private equity sponsor, understanding sponsor investment strategy and risk considerations, evaluating industry diligence to determine market position and competitive advantages, and assessing the track record of the private equity sponsor and its historical investments in other businesses.

Using a disciplined and cycle-tested investment approach, Churchill’s investment teams seek to limit credit losses through comprehensive due diligence of portfolio company fundamentals, terms and conditions and covenant packages. Following the closing of each investment, the investment professionals who initially underwrite the opportunity typically lead the hands-on portfolio monitoring effort to ensure continuity and the ability to respond efficiently to any portfolio company requests. Churchill implements a regimented credit monitoring system that involves a variety of discussions, analyses and reviews by its investment professionals on a daily, weekly, monthly, and quarterly basis, depending on the assessed monitoring need, which we believe enables Churchill to proactively detect and identify potential challenges at portfolio companies. See “ – Investment Process Overview” below.

Proven Leadership Team with Extensive Private Capital Experience Across Economic Cycles

Churchill is led by industry veterans who bring on average more than 20 years of experience in middle market investing, the majority of whom have worked together for over a decade and have demonstrated an ability to prudently invest across various economic cycles at Churchill and its predecessor entities. Churchill was founded by current senior management team members Kenneth Kencel, Randy Schwimmer and Christopher Cox (the “Churchill Founders”), who have together unanimously approved all of the over 950 senior loans made by Churchill and its predecessor entities since 2006. This core management team has been strengthened with the addition of several additional senior executives from Churchill’s predecessor entities and its ultimate parent company, TIAA. Among these additional senior management colleagues are Mathew Linett and Shai Vichness, who comprise the remaining members of the investment committee dedicated to senior loan opportunities alongside the Churchill Founders. Additionally, in connection with its affiliation with TIAA, Churchill assumed management of TIAA’s private equity and junior capital investment management platform, resulting in a unified middle market private capital asset management firm that capitalizes on opportunities throughout the U.S. sponsor-backed middle market.

Investment Selection Criteria
We primarily invest in first-lien senior secured debt and unitranche loans. In addition, we have and may continue to invest opportunistically in (i) secured second-lien loans, (ii) subordinated loans (both secured and unsecured) that provide for high fixed interest rates with substantial current interest income, and potentially equity participation or warrants that materially enhance the overall return of the security, and (iii) equity co-investments alongside private equity sponsors in a limited number of transactions where we believe the potential returns are attractive.
We have identified a number of key attributes when evaluating new investment opportunities that are aimed at offering attractive risk / reward characteristics. Our objective is to invest broadly across a diverse set of companies and industries to limit the risk of and the impact that a potential downturn could have on our overall portfolio. We target a diverse investment portfolio with an average investment size of 1 - 2% per portfolio company. Churchill’s investment teams seek to identify new transactions based on the following key criteria, while also applying in-depth fundamental underwriting and credit research to produce reliable investment decisions designed to minimize potential losses.
Established Companies with Attractive Business Prospects
We seek to invest in core U.S. middle market companies typically generating between $10 million to $100 million of annual EBITDA, which we believe have developed strong and sustainable leading positions within their respective markets. These companies must also exhibit the potential to maintain sufficient cash flows and profitability to service their obligations across various economic environments, while continuing to grow and/or maintain their market position. To this end, we screen for non-cyclical companies with market-leading products and/or services, attractive industry fundamentals, strong pricing power and ability to pass through inflationary cost pressures, low capital expenditures requirements, as well as diversification of customers, products and suppliers. Furthermore, we seek to invest in companies with defensible market niches and barriers to entry and analyzes the strength of potential target companies by comparing them against similar businesses and competitors. We typically avoid reimbursement dependent, cyclical or commodity-driven industries.

Proven Management Teams with Established Track Records

When selecting investments, we focus on companies that possess experienced, high-quality management teams with a demonstrated track record of success. Examples of qualities sought in the portfolio company management teams include, but are not limited to, prior success operating in a leveraged environment and a demonstrated ability to adapt to challenging economic or business conditions. We also review the management team’s tenure and compensation structure to ensure their interests are aligned with the long-term success of the portfolio company, which provides us additional comfort in the portfolio company investment.

Strong Financial Performance

We perform comprehensive quantitative analysis on the historical and projected financial performance of a potential investment in a target company. Ideal target companies have strong and scalable revenues, and stable, predictable cash flows with low technology and market risk. Additionally, we seek companies that can demonstrate more than sufficient ability to service and repay debt obligations, have strong asset values and are resilient through different economic cycles. During the underwriting process, we develop multiple cash flow models reflecting different economic and operating scenarios, including a downside case that incorporates interest rate sensitivities to evaluate the company’s ability to service its debt in a rising rate environment, among other factors. These factors are used to identify and underwrite investments that present a strong potential return relative to the overall risk profile, while guiding to the appropriate capital structure through various economic conditions.

High-Quality Private Equity Sponsors

We focus on participating in transactions sponsored by what we believe to be high-quality private equity firms, as primarily determined by a private equity firm’s record of historical investment performance. Target investment opportunities typically include transactions where a private equity sponsor is willing to contribute significant equity capital as a percentage of enterprise value. We believe that private equity sponsors with significant equity capital at risk generally have the ability and strong incentive to support a borrower through a challenging economic environment with a variety of managerial, operational and financial resources, including potentially providing additional capital to the borrowers. We also evaluate a private equity sponsor’s role in the target company’s corporate governance and management which means the private equity sponsor is more likely to have an active and influential role in the target company’s operations and day-to-day activities. These factors, if identified, provide additional comfort and protection for our investments.

Portfolio Composition
As of December 31, 2025, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Fair Value
First-Lien Debt	$736,560	$735,923	92.37%
Subordinated Debt[1]	47,845	47,585	5.97%
Equity Investments	12,830	13,240	1.66%
Total	$797,235	$796,748	100.00%
Largest portfolio company investment	$20,050	$20,114	2.52%
Average portfolio company investment	$6,932	$6,928	0.87%
1As of December 31, 2025, Subordinated Debt is comprised of second lien term loans and/or second lien notes of $6,790 and mezzanine debt of $40,795 at fair value, and second lien term loans and/or second lien notes of $6,813 and mezzanine debt of $41,032 at amortized cost.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2025 was as follows:

Industry	December 31, 2025
Aerospace & Defense	3.71%
Automotive	2.64%
Banking, Finance, Insurance & Real Estate	1.87%
Beverage, Food & Tobacco	9.91%
Capital Equipment	4.18%
Chemicals, Plastics & Rubber	1.62%
Construction & Building	6.09%
Consumer Goods: Durable	0.51%
Consumer Goods: Non-durable	1.11%
Containers, Packaging & Glass	5.97%
Energy: Electricity	0.73%
Environmental Industries	3.13%
Healthcare & Pharmaceuticals	9.21%
High Tech Industries	10.01%
Hotel, Gaming & Leisure	0.16%
Media: Advertising, Printing & Publishing	1.41%
Services: Business	21.42%
Services: Consumer	5.19%
Sovereign & Public Finance	0.70%
Telecommunications	4.97%
Transportation: Cargo	1.74%
Transportation: Consumer	0.74%
Utilities: Electric	1.41%
Utilities: Water	0.54%
Wholesale	1.03%
Total	100.00%
See the consolidated schedule of investments as of December 31, 2025 in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Investment Process Overview
Churchill views the investment process employed on our behalf as consisting of four distinct phases described below:
Origination. Each investment team will source middle market investment opportunities through the investment team’s network of relationships with private equity firms and other middle market lenders. Each investment team believes that the strength and breadth of its relationships with numerous middle market private equity funds and overall deal sourcing capabilities should enable them to maximize deal flow, support a highly selective investment process, and afford us the opportunity to establish favorable portfolio diversification.

Investment Evaluation. Each investment team intends to utilize a systematic, consistent approach to credit and portfolio company evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging as well as accretive growth and exit assumptions under a “base case” set of projections (the “Base Case”); this Base Case generally reflects a more conservative estimate than the set of projections provided by a prospective portfolio company (the “Management Case”) and that of the private equity sponsor purchasing/financing the portfolio company, as applicable. The key criteria that each investment team evaluates includes (i) strong and resilient underlying business fundamentals, (ii) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (iii) a conclusion that the overall Base Case and, in most cases, the “Downside Case” allow for adequate debt repayment and deleveraging. In evaluating a particular investment opportunity, each investment team will put more emphasis on credit considerations (such as (i) debt repayment and deleveraging under a Base Case set of projections, (ii) the ability of the company to maintain a modest liquidity cushion under a Base Case set of projections, and (iii) the ability of the portfolio company to service its fixed charge obligations under a Base Case set of projections) than on profit potential and loan pricing (among other considerations both quantitative and qualitative). Each investment team’s due diligence process for middle market investments will typically entail:
•a thorough review of historical and pro forma financial information (including both performance metrics and proposed capital structure and growth prospects);
•meetings and discussions with management and financial sponsors and their advisors;
•a review of loan documents and material contracts impactful to the operation and profitability of the business in question;
•third-party “quality of earnings” accounting due diligence;
•when appropriate, background checks on key management and/or sponsors;
•third-party research relating to the company’s business, industry, markets, products and services, customers, competitors and regulatory exposure/treatment;
•the commission of third-party analyses when appropriate;
•sensitivity of Management Case and “sponsor case” projections; and
•various comprehensive cash flow analyses and sensitivities.
Each investment team’s deal screening, underwriting, approval and closing processes are substantially similar. The following chart summarizes the investment process of the investment teams:

•    Assess each potential financing opportunity based on defined screening criteria, or “credit box”, with a commitment to provide initial feedback in a timely manner
•    Evaluate worthwhile transactions through staged “Early Read” or “Matrix” process which employs proprietary screening and underwriting templates
•    Selected transactions clear the “Early Read” or “Matrix” process and enter due diligence

•    Understand sponsor investment thesis and risk considerations
•    Assess qualitative factors, e.g., management meetings and site visit
•    Evaluate industry diligence to determine market position and competitive advantage
•    Review quarterly earnings, industry reports, and consultant reports
•    Produce financial models including management projections, proprietary base case projections, and break-even analysis

•    Prepare Investment Approval Memorandum for review and approval by the applicable investment committee
•    Review and negotiate transaction documents
•    Closing Memo documents any changes from approval or provides results of any additional post-approval due diligence
•    Closing Memo required for funding

Execution. In executing transactions, each investment team will apply what it believes is a thorough, consistent approach to credit evaluation, and maintain discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment professionals working on a proposed portfolio investment will deliver a memorandum to the relevant investment committee(s). Once an investment has been approved by a unanimous vote of such investment committee, the memorandum will be delivered to our investment committee. Once an investment has been approved by a unanimous vote of our investment committee, it will move through a series of steps, including an in-depth review of documentation by deal teams, negotiation of final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a portfolio investment is funded after execution of a final closing memorandum.
Monitoring. The investment teams view active portfolio monitoring as a vital part of the investment process and further consider regular dialogue with company management and sponsors as well as detailed, internally generated monitoring reports to be critical to monitoring performance. The investment teams will implement a monitoring template designed to reasonably ensure compliance with these standards. This template will be used as a tool by the investment teams to assess investment performance relative to plan.
As part of the monitoring process, the investment teams have developed risk policies pursuant to which they will regularly assess the risk profile of our investments. The investment teams will rate each investment based on our “Internal Risk Ratings”. For more information on the Internal Risk Ratings of our portfolio, see Part II, Item 7 of this Annual Report on Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”
The investment teams monitor and, when appropriate, change the investment ratings assigned to each investment in our portfolio. Each investment team reviews the investment ratings in connection with monthly and quarterly portfolio reviews. In addition, the investment teams employ what they believe is a proactive monitoring approach as illustrated in the chart below:

Daily/ weekly	Monthly	Quarterly	Ongoing
•    Weekly Joint Investment Team pipeline meeting
•    Investment Team meeting as required
•    Review news stories on borrowers/industries and market data via news wires and email alerts
•    Assess potential covenant defaults
•    Upgrades/downgrades of internal risk ratings evaluated by deal teams and senior management as information is learned

•    Monthly meetings to discuss Management Notice and Watchlist Investments
•    Evaluate internal risk rating
•    Credit Surveillance Reports and/or Portfolio Review Templates updated monthly or quarterly following review of financials
•    Conduct analysis of company results, industry trends, key ratios, and liquidity

•    Senior management review of portfolio level metrics and trends
•    Deals covered in portfolio review depend on internal risk rating with downgraded senior loan investments and all junior capital investments reviewed each quarter
•    Review quarterly financials and compliance certificates
•    Complete portfolio valuations
•    Compare financials to prior year, budget, and the Base Case
•    Evaluate cushion to breakeven cash flow and covenant default levels
•    Review and confirmation of internal risk rating

•    Amendments and waivers negotiated, approved, documented, and closed by deal team
•    Conduct calls with agent, sponsor, and borrower as needed
•    Junior Capital Investment Team attends advisory board meetings to the extent they have observation rights
•    Monitor ESG risks, concerns and opportunities

Use of Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. We may borrow money from time to time if immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. See “Regulation as a Business Development Company — Senior Securities; Coverage Ratio” for more information regarding the foregoing and other regulatory considerations.

In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time, subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

We currently have in place a special purpose vehicle asset credit facility (the “Scotiabank Credit Facility”) and in the future may enter into additional credit facilities. For more information on the Scotiabank Credit Facility, see Note 6 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Environmental, Social and Governance Policies

Churchill has established a Responsible Investing policy for its investment program. Churchill is focused on delivering attractive risk-adjusted returns to its clients, including the Company, while upholding the highest ethical standards. Churchill assesses material environmental, social and governance ("ESG") factors as part of its investment process, which Churchill believes helps both create and protect value for its clients and is consistent with its fiduciary duties and efforts to maximize returns.
As part of its investment process, Churchill evaluates ESG-related risks that Churchill believes have the potential to damage a company’s operations and reputation. During due diligence, Churchill’s responsible investing team performs an analysis of each proposed portfolio company's operating history to identify material ESG risk factors to potentially minimize defaults and losses in its portfolio. Churchill’s responsible investment team utilizes a proprietary ESG ratings template that applies a set of criteria against each proposed investment, the output of which helps to inform Churchill’s determination of portfolio company suitability.
Churchill's ESG ratings template is designed to provide an assessment of a portfolio company’s ESG risks and is intended to aid Churchill in evaluating the return and risk profile of a given investment. Using a proprietary ESG rating methodology, the template rates individual issuers based on its perceived level of ESG-related risks. Post-investment, portfolio companies are monitored on an ongoing basis. Churchill’s investment teams conduct reviews with management teams and investment partners to discuss developments at the portfolio company, which may include a discussion of legal claims, complaints, or environmental issues, should they arise. When necessary, ESG updates are discussed at periodic portfolio review meetings in order to perform an ongoing risk assessment.
Churchill’s Responsible Investing policy is updated as needed to reflect changing practices and industry standards. The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Company pursues a specific ESG investment strategy or that an investment will be selected solely on the basis of ESG factors. Investment decisions are made solely on the basis of pecuniary factors, including Churchill’s determination that a particular investment features appropriate risk/reward characteristics, in particular the level of borrower creditworthiness and likelihood of repayment in light of all apparent risk factors, in order to arrive at a prudent assessment of the risk and return characteristics of such investment. Although Churchill’s view is that considering ESG factors as part of the investment process could potentially enhance or protect the performance of investments over the long-term, Churchill cannot guarantee that any consideration of ESG factors will positively impact the performance of the Company.

Competition
Our primary competitors in providing credit investments to middle market companies include other BDCs, public and private funds, CLOs, commercial and investment banks, other middle market asset managers and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than those available to us. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than ours, which could allow them to consider a wider variety of investments and establish more relationships than those established by each of our investment teams. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. There cannot be any assurance that the competitive pressures faced by us will not have a material adverse effect on its business, financial condition and results of operations. See “Risk Factors – We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” for further information.
Human Resource Capital
We do not have any employees and do not expect to have any employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of our Adviser, who source, evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Advisory Agreement.

The Private Offering
Pursuant to a private offering of our shares of beneficial interest (the "Private Offering"), we are offering shares to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemptions from the registration requirements of the Securities Act. The initial closing of the Private Offering was held on August 1, 2025 (the "Initial Closing"). The Company may hold additional closings (each, a “Subsequent Closing”) for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Board. Each investor will make a capital commitment to purchase Shares pursuant to a subscription agreement.
Repurchase Offers
After the end of the Fundraising Period and prior to any Liquidity Event (as described below), we intend to offer to repurchase shares in an amount up to 5% of our outstanding shares on a quarterly basis, through one or more tender offers. While we expect the Board to consider authorizing repurchase offers, it is not required to do so and instead may, in its sole discretion, not authorize any repurchase offers. Such offers to repurchase shares, including the exact amount of each repurchase offer, will be subject to the applicable requirements of the Exchange Act and the 1940 Act.

If we were to engage in a repurchase offer, shareholders would be able to tender their shares at a price equal to our NAV per share as of a recent date. Any repurchase offer presented to our shareholders will remain open for a minimum of 20 business days following the commencement of the repurchase offer. In the materials that we send to our shareholders regarding a repurchase offer, we will include the date on which the repurchase offer will expire. All tenders for repurchase requests must be received prior to the expiration of the repurchase offer in order to be valid.

We do not plan to repurchase any shares of any shareholder under the circumstances of death or disability of such shareholder.

To the extent that the number of shares tendered to us for repurchase exceeds the number of shares that we have determined to or we are able to purchase, we will repurchase shares on a pro rata basis. Further, we will have no obligation to repurchase shares if the repurchase would violate applicable law or impact our ability to qualify as a RIC. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any year. Our share repurchase offers will have many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

Potential Liquidity Options

Subject to approval by the Board, the Company may seek a Liquidity Event (as defined below) within six years of the Initial Closing, unless such term is extended by the Board by up to two one-year extensions. If the Company is unable to complete a Liquidity Event within the foregoing period, the Company will use commercially reasonable efforts to wind down or liquidate pursuant to the procedures set forth in our organizational documents.

A “Liquidity Event” is defined as any of the following: (1) an initial public offering (“IPO”) or any listing of the shares on a national securities exchange (the “Exchange Listing”) or any other public trading market (together with the Exchange Listing, a “Public Listing”) or (2) a sale of all or substantially all of our assets to, or other liquidity event with, an entity for consideration of either cash and/or securities of the acquirer, which potential acquirers could include other BDCs, including BDCs affiliated with Churchill, and entities that are not BDCs.

There can be no assurance that we will complete a Liquidity Event by any particular date or at all, that the Liquidity Event will be in any particular form, or that the investors will have a choice between cash consideration and securities of the acquirer in the Liquidity Event. If we have not consummated a Liquidity Event within the term described above, our Board (to the extent consistent with its duties and subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to cause us to wind down or liquidate and dissolve or consummate a strategic sale of the Company to a third party. In a liquidation, we would expect to make distributions to investors of cash proceeds from an orderly liquidation of our investments; provided that our Board (consistent with its duties) could determine that it is necessary or appropriate to distribute our securities or other assets as a distribution-in-kind.

Emerging Growth Company
We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which would occur if the market value of our common shares of beneficial interest that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards.
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.
In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
We generally are not able to issue and sell our shares at a price below NAV per share. We may, however, issue and sell our shares, or warrants, options or rights to acquire our shares, at a price below the then-current NAV of our shares if (1) our board of trustees determines that such sale is in our best interests and the best interests of our shareholders, and (2) our shareholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of trustees, closely approximates the market value of such securities.
We also may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, prior approval by the SEC.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the total outstanding voting stock of any investment company (including Section 3(c)(1) private funds and Section 3(c)(7) private funds), hold securities in the investment company having an aggregate value in excess of 5% of the aggregate value of the Company’s total assets, or hold securities in investment companies having an aggregate value in excess of 10% of the value of the Company’s total assets. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the Securities and Exchange Commission (the "SEC"). An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;
(2)Securities of any eligible portfolio company controlled by the Company;
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company;
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; or
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.
Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. A BDC must also offer to make available to the issuer of the qualifying assets significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. The Administrator or its affiliate provides such services on our behalf to portfolio companies that accept our offer of managerial assistance.
Temporary Investments. Pending investment in other types of qualifying assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies.
Issuance of Warrants, Options or Rights. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and our Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior Securities; Asset Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 150%. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the asset coverage ratio requirement at the time of the dividend distribution or repurchase. We also will be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. Our borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of Section 61(a)(2) of the 1940 Act.
Code of Ethics. We and the Adviser are each subject to a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by our officers and the Adviser’s employees. We have also adopted a separate code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by our independent directors. Individuals subject to these codes are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with such code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at Investor.relations@churchillam.com, or by writing to our Adviser at Investor Relations c/o Churchill Asset Management, 375 Park Avenue, 9th Floor, New York, NY 10152. The code of ethics is also available on the EDGAR database on the SEC’s Internet site at www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Affiliated Transactions. The Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of our independent directors and, in some cases, the prior approval of the SEC.
The Company expects to co-invest on a concurrent basis with other affiliates of the Company and the Adviser, unless doing so would be impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Company and its affiliates, and the allocation procedures of Churchill. On August 5, 2025, the Company and certain of its affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on June 7, 2019 and amended on October 14, 2022. The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
Other. The Company will be periodically examined by the SEC for compliance with the 1940 Act and the Exchange Act, and are subject to the periodic reporting and related requirements of the Exchange Act.
The Company is also required to provide and maintain a bond issued by a reputable fidelity insurance company to insure against larceny and embezzlement. Furthermore, as a BDC, the Company is prohibited from protecting any director or officer against any liability to shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
The Company is also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.
We intend to operate as a non-diversified management investment company; however, may in the future be considered a diversified management investment company pursuant to the definitions set forth in the 1940 Act.

Proxy Voting Policies and Procedures
The Board has delegated the responsibility for voting proxies relating to portfolio securities held by the Company to the Adviser, and has approved the delegation of such responsibility from the Adviser to Churchill, and has directed Churchill to vote proxies relating to portfolio securities held by the Company consistent with the duties and procedures set forth in Churchill’s policies and procedures. Churchill may retain one or more vendors to review, monitor and recommend how to vote proxies in a manner consistent with the duties and procedures set forth in such policies and procedures, to ensure that such proxies are voted on a timely basis and to provide reporting and/or record retention services in connection with proxy voting for the Company.
Churchill acts as a fiduciary of the Company and must vote proxies in a manner consistent with the best interests of the Company and its shareholders. In discharging this fiduciary duty, Churchill must maintain and adhere to its policies and procedures for addressing conflicts of interest and must vote proxies in a manner substantially consistent with its policies, procedures and guidelines, as presented to the Board.
Churchill’s proxy voting decisions are made by members of the applicable Investment Team who are responsible for monitoring each of our investments. Any actual or potential conflicts of interest between the Company and Churchill arising from the proxy voting process will be addressed by the application of Churchill’s proxy voting procedures. In the event Churchill determines that a conflict of interest cannot be resolved under Churchill’s proxy voting procedures, Churchill is responsible for notifying the Board or the Audit Committee of such irreconcilable conflict of interest and assisting the Board or the Audit Committee with any actions it determines are necessary.
Proxy Policies
Churchill will vote all proxies relating to our portfolio securities in the best interest of our shareholders. Churchill reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although Churchill will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, Churchill may vote for such a proposal if there exist compelling long-term reasons to do so. Churchill will abstain from voting only in unusual circumstances and where there is a compelling reason to do so. Churchill may retain one or more vendors to review, monitor and recommend how to vote proxies in a manner consistent with the duties and procedures set forth in its policies and procedures, to ensure that such proxies are voted on a timely basis and to provide reporting and/or record retention services in connection with proxy voting for the Company.
Proxy Voting Records
You may obtain information about how Churchill voted proxies by making a written request for proxy voting information to: Nuveen Churchill BDC V, 375 Park Avenue, 9th Floor, New York, NY 10152, Attention: Chief Compliance Officer, Charmagne Kukulka.
Privacy Policy
The following information is provided to help investors understand what personal information the Company collects, how the Company protects that information and why, in certain cases, the Company may share information with select other parties.
In order to provide you with individualized service, the Company collects certain nonpublic personal information about you from information you provide on your subscription agreement or other forms (such as your address and social security number), and information about your account transactions with the Company (such as purchases of our shares and account balances). The Company may also collect such information through your account inquiries by mail, email, telephone, or website.
The Company does not disclose any nonpublic personal information about you to anyone, except as permitted by law. Specifically, so that the Company, the Adviser and their affiliates may continue to offer services that best meet your investing needs, the Company may disclose the information we collect, as described above, to companies that perform administrative or marketing services on behalf of the Company, such as transfer agents, or printers and mailers that assist us in the distribution of investor materials. These companies will use this information only for the services for which they have been hired, and are not permitted to use or share this information for any other purpose.
We will continue to adhere to the privacy policies and practices described in this notice if you no longer hold our shares of the Company.
The Company and the Adviser maintain internal security procedures to restrict access to your personal and account information to those officers and employees who need to know that information to service your account. The Company maintains physical, electronic and procedural safeguards to protect your nonpublic personal information.

Reporting Obligations
We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding trustees, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge by contacting the Adviser at: 375 Park Avenue, 9th Floor, New York, NY, 10152. Shareholders and the public may also view any materials we file with the SEC on the SEC’s website (http://www.sec.gov).
Taxation as a Regulated Investment Company
We intend to elect, and intend to qualify annually, to be treated as a RIC under subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we generally must timely distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our shareholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income and capital gains that are not timely distributed (or deemed distributed) to our shareholders.
In addition, we will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships” (as defined in the Code), or other income derived with respect to the business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled by us and which are determined,under applicable Code rules, engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount ("OID") (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each year the portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because OID or other amounts accrued will be included in our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash payment.
Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC and, thus, become subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our shareholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. Limits on distributions to our shareholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4% U.S. federal excise tax.
Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to the Advisers and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder, which are currently not deductible.

Failure to Qualify as a RIC
If we fail to qualify for treatment as a RIC, and certain relief provisions are unable to be satisfied, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our shareholders. Distributions would not be required, but if such distributions are paid, including distributions of net long-term capital gain, they would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax imposed at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

ITEM 1A. RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us also may impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value ("NAV") of our common shares of beneficial interest could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

We are subject to risks related to our business and structure.

•We have a limited operating history.
•We depend upon the senior management of Churchill for our success, and upon the strong referral relationships of Churchill’s investment professionals with financial institutions, sponsors and investment professionals. Any inability of Churchill to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•There may be conflicts related to obligations that senior investment professionals of Churchill and members of its investment committees have to other clients. There may be conflicts related to the investment and related activities of TIAA and the Adviser and these conflicts could prevent us from making or disposing of certain investments on the terms desired.
•The recommendations that Churchill gives to us may differ from those rendered to its other clients.
•Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•We will be subject to U.S. federal income tax imposed at corporate rates on our earnings if we are unable to qualify or maintain our qualification as a RIC under subchapter M of the Code.
•Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
•We are exposed to risks associated with changes in interest rates.
•Many of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser, as the Valuation Designee, subject to the oversight of the Board, and, as a result, there may be uncertainty as to the value of our portfolio investments.
•We may experience fluctuations in our quarterly operating results.
•Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy.
•We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.
•New or modified laws or regulations governing our operations could adversely affect our business.
•The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

We are subject to risks related to our operations.

•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•We invest in middle market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

•We may be subject to risks associated with our investments in senior loans, unitranche secured loans and securities, junior debt securities, “covenant-lite” loans and equity-related securities.
•The lack of liquidity in our investments may adversely affect our business.
•Defaults by our portfolio companies will harm our operating results.

We are subject to risks related to an investment in our shares.

•An investment in our shares will have limited liquidity.
•There will be restrictions on the ability of holders of our shares to transfer such shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our shares and the price at which holders may be able to sell their shares.
•We may have difficulty paying distributions, our distributions may not grow over time and a portion of our distributions may be a return of capital.
•Investing in our shares may involve an above-average degree of risk.
Risks Related to our Business and Structure

We have a limited operating history.

We are a new entity with limited operating history and limited financial information on which a prospective investor can evaluate an investment in our shares or prior performance. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of Churchill’s investment team, including the investment and financial experience of Churchill’s senior management, will increase the likelihood that Churchill will be able to manage our investment activity successfully, there can be no assurance that this will be the case.

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.

From time to time, capital markets may experience periods of disruption and instability. Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in Europe and the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effect of this volatility has materially impacted and could continue to materially impact our market risks. We anticipate our portfolio companies would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume, type, and quality of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available to us for investment and our returns, among other things. The U.S. credit markets (in particular for middle market loans) have experienced the following, among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, fluctuations in interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may negatively impact our earnings and result in decreased dividends to our shareholders.

If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations. We also continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States, which could adversely impact our results of operations and financial condition.

We will need to raise additional capital in the future in order to continue to make investments in accordance with our business and investing strategy and to pursue new business opportunities. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

In addition, we generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify as a RIC. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

We cannot be certain as to the duration or magnitude of the ongoing economic condition in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain portfolio companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information becomes available.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our offering. Therefore, portions of the distributions that we make may represent a return of capital to you that will lower your adjusted tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.
We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies. There can be no assurance that we will achieve such performance in order to sustain distributions or be able to pay distributions at all.
Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage requirement that is applicable to us as a BDC may limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. A return of capital is a return of your investment, rather than a return of earnings or gains derived from our investment activities.
Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Valuation Designee. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.
We are and will remain an “emerging growth company” as defined in the JOBS Act for up to five years, measured from the date of the first sale of common equity securities pursuant to an effective registration statement, or until the earlier of (a) the last day of the first fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active market for our shares and our share price may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Our financial condition and results of operations depend on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on the ability of the Adviser to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective depends upon the Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Adviser is responsible for our day-to-day portfolio management under the Advisory Agreement. The origination professionals and other personnel of the Adviser and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles, such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle market companies. As a result, competition for investments in middle market companies has intensified, and we expect that trend to continue. Certain of our existing and potential competitors are large and may have greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss.

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to obtain and maintain our RIC tax treatment. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

Certain of our portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

The Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. While the Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A prolonged period of elevated interest rates can make it more expensive to use debt to finance our investments.

It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition. If interest rates decline and we are in a prolonged low-interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income. Conversely, in an elevated interest rate environment, such difference could potentially increase thereby increasing our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make an investment in our shares less attractive if we are not able to increase our distribution rate, which could reduce the value of our shares. Further, elevated interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

In future periods of rising interest rates, to the extent we borrow money subject to a floating interest rate (such as under the Scotiabank Credit Facility), our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Further, elevated interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum (or “floor”) interest rates, while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, high interest rates may temporarily increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner if market rates remain lower than the existing floor rate.

If interest rates rise, there is also a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The effect of global climate change may impact the operations and valuation of our portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity.

To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather events (including wildfires, droughts, hurricanes, and floods) in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions, which, in turn, may impact the business operations of our portfolio companies.

Some of our portfolio companies may periodically become subject to new or strengthened regulations or legislation to address global climate change, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.

Environmental, social and governance factors may adversely affect our business or cause us to alter our business strategy.

Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency, and the consideration of ESG factors in our investment processes. Additionally, we risk damage to our brand and reputation if Churchill fails to originate, underwrite and manage assets on our behalf consistent with its ESG disclosures and practices. Adverse incidents with respect to ESG activities could impact the value of Churchill's and the Company's brand, the cost of our operations, and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could increase our costs and adversely affect our business.

The consideration of ESG factors as part of Churchill’s underwriting and portfolio management process, however, does not mean that the Company pursues a specific ESG investment strategy or that an investment will be selected solely on the basis of ESG factors. Investment decisions are made solely on the basis of pecuniary factors, including Churchill’s determination that a particular investment features appropriate risk/reward characteristics, in particular the level of borrower creditworthiness and likelihood of repayment in light of all apparent risk factors, in order to arrive at a prudent assessment of the risk and return characteristics of such investment. On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder and regulator perspectives on ESG policies and disclosure. Some stakeholders have increasingly expressed opposing views and investment expectations with respect to ESG initiatives, and certain regulators, including federal agencies, state legislatures, and the U.S. Congress, have proposed, enacted, or indicated an intent to pursue, "anti-ESG" policies or initiated related investigations or litigation. This divergence increases the risk that any action, or lack thereof, with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely impact our reputation and business. Rules, regulations and stakeholder expectations concerning ESG matters have been subject to increased attention and shifting focus in recent years. If Churchill fails, or is perceived to fail, to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that Churchill’s ESG and sustainability practices will uniformly fit every investor’s definition of best practices for all environmental, social and governance considerations across geographies and investor types. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities.

Churchill’s consideration of ESG factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause Churchill to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities.

Although Churchill’s view is that considering ESG factors as part of the investment process could potentially enhance or protect the performance of investments over the long-term, Churchill cannot guarantee that any consideration of ESG factors will positively impact the performance of the Company.

The data we use to make ESG-related determinations may not guarantee that our investments satisfy applicable ESG criteria.

Churchill receives ESG-related data from third parties and evaluates potential investments in part based on third-party ESG rating systems. The criteria used in these ratings systems may conflict with actual results and may change frequently. We cannot predict how these third parties will score our portfolio companies nor can we have any assurance that they score our portfolio companies accurately.
We may not be able to obtain all required state licenses.
We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Downgrades of the U.S. credit rating, impending automatic spending cuts or government shutdowns could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, but there is no guarantee that any such legislation will be passed in the future. Additionally, concerns over the United States' budget deficit have led ratings agencies to lower, or threaten to lower, the long-term sovereign credit rating of the United States, including downgrades by Fitch from AAA to AA+ in August 2023 and by Moody’s from AAA to AA1 in May 2025. There is no guarantee that there will not be further downgrades or downgrades by other ratings agencies in the future.

The impact of the increased debt ceiling and/or downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, including most recently in the fall of 2025, and future disagreements may lead to additional shutdowns during periods of budget negotiation. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
U.S. policy changes may adversely affect our business.

Political and governmental shifts in the United States have led to changing stances on numerous domestic and international issues. These changes, along with the resulting economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Actions taken by the United States government domestically, in the Western hemisphere, or globally may have significant global effects—including on market and financial conditions, trade policies, tax rates, legal or regulatory regimes and broader economic and social dynamics. Such actions could also prompt additional reciprocal, retaliatory, or responsive measures from other countries, regional blocs (including the European Union), corporations, or other market participants. The United States has taken certain actions to, and has indicated that it may continue to seek to, withdraw from, renegotiate, amend, rescind or not abide by certain agreements, policies, regulations, statutes and other measures, and could pursue policy outcomes that may diverge significantly from prior assumptions. However, the specific measures that will be further implemented or enacted, as well as their impact on us and our portfolio companies, remain uncertain and could change frequently. Any such developments could materially affect our projections, goals, assumptions, targets, estimates, forecasts, strategies or plans in ways that cannot currently be determined with any certainty, including through effects (inside and outside the United States) on the desirability of certain financial or nonfinancial assets, the investability of certain countries or regions, the business prospects of certain industries, the certainty or predictability of legal systems and otherwise.

Global economic, political and market conditions may adversely affect our business or cause us to alter our business strategy.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, have long-term effects on the U.S. and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally.

The United Kingdom has ended its membership in the European Union and entered into certain agreements with the European Union to govern the future relationship between the parties. Such agreements implement significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies.

New or modified laws or regulations governing our operations could adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations, as well as changes in the positions of regulatory agencies, which may lead to changes in the level of oversight in the financial service industry, could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. The nature, timing and economic effects of any potential changes to the current legal and regulatory framework affecting the financial service industry remains uncertain.

The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.

We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of U.S. federal income taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of Churchill to other types of investments in which Churchill may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investment in us. If we invest in commodity interests in the future, the Adviser could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) or could determine to operate subject to CFTC regulation, if applicable. If we or the Adviser were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulations. While it cannot be known at this time whether any such regulations will be implemented or what forms they will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. On the other hand, regulatory changes in the traditional banking sector may provide more flexibility to bank lenders and increase competition for the types of investments that we make.

We cannot predict how new tax legislation will affect us, our Adviser, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income tax are subject to ongoing review by the legislative branch, the Internal Revenue Service, and the U.S. Treasury Department. The likelihood of any such legislation being enacted is uncertain. New legislation, U.S. Treasury Regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affecting our ability to qualify as a RIC or otherwise negatively impacting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. Investors are urged to consult with their tax advisor regarding legislative, regulatory, or administrative tax developments and proposals and their potential effect on an investment in our shares.

Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.

The U.S. government continues to enact and propose the imposition of new tariffs on specific countries and commodities, and may in the future increase or propose additional tariffs. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods or take other actions with respect to U.S. trade barriers. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.

The foregoing trade policy landscape has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Additionally, trade tensions, political disagreements, and regulatory concerns from trading partners may make customers, governments and investors more hesitant to engage with, purchase from, or invest in U.S.-based companies.

Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the net asset value of our shares to decline. It is not possible to predict the impact that these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material and adverse for us.

The Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.

Our Board has the authority, except as otherwise prohibited by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the value of our shares. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions, and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our offering and may use the net proceeds from our offering in ways in which investors may not agree.

Terrorist attacks, acts of war, global health emergencies or natural disasters may affect any market for our shares, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

In late February 2022, Russia launched a large-scale military attack on Ukraine, and the ongoing conflict has resulted in geopolitical volatility among Russia, Ukraine, Europe, NATO and other western countries, including the United States. In response to continued military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact various sectors of the Russian economy, including, but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors. Such sanctions may result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have divested their interests or otherwise curtailed business dealings with certain Russian businesses.

In addition, the ongoing conflicts in Europe and the Middle East and escalating tensions in the region may create volatility and disruption of global markets.

The ramifications of the conflicts and sanctions, however, may not be limited to Russia, Europe and the Middle East and Russian, European or Middle Eastern companies, respectively, but may extend to and negatively impact other regional and global economic markets (including the United States), companies in other countries and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and any further expansion of ongoing conflicts could increase financial market volatility, negatively impact regional and global economic markets, and have a negative effect on our investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, parties in such conflicts may take retaliatory actions, such as cyberattacks or espionage against other countries and companies around the world, and any such countermeasures could negatively impact such countries and/or the companies in which we invest. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on our performance and the value of an investment in us.

The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

We, and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. The rapid evolution and scale of artificial intelligence technologies also may increase the likelihood or effectiveness of a cyberattack against us, the Adviser, our third-party service providers, or the portfolio companies in which we invest. If a significant number of the members of our management were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

The Adviser and the third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. We also rely on the communications and information technology systems that the Adviser shares with TIAA, the ultimate parent company of the Adviser. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Adviser and its affiliates, including TIAA, may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed and stored in, and transmitted through, the Adviser’s computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss. Due to its reliance on TIAA’s information technology infrastructure, the failure of cybersecurity protection systems or a material cybersecurity event experienced by TIAA would likely have a direct impact on the Adviser and impair our ability to conduct business effectively.

Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches by our Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the portfolio companies in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our NAV, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

The portfolio companies in which we invest are subject to similar risks, and any cybersecurity failures or breaches by such portfolio companies, or any of their third-party service providers, could adversely affect the portfolio company’s results of operations and financial condition, as described above.

Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Currently, we are covered under TIAA’s insurance policy relating to cybersecurity risks; however, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We and our service providers may be impacted by operating restrictions, which may include requiring employees to continue to work from remote locations. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

We may be subject to risks associated with artificial intelligence.

Recent technological advances in artificial intelligence and machine learning technology may pose risks to us and our portfolio companies. We and the Adviser may utilize artificial intelligence tools in our business activities, including generative artificial intelligence technologies, machine learning, data analytics, and aggregation tools. The use of artificial intelligence is in its early stages, and ineffective or inadequate development or deployment could be costly and may involve unforeseen difficulties, such as undetected errors or material performance issues. Additionally, whether or not known to us, third-party service providers or other counterparties of ours or our portfolio companies may use artificial intelligence and machine learning technology in their business activities.

Because artificial intelligence is reliant on the collection and analysis of large amounts of data, the effectiveness of the results generated by such technology could be impacted by inaccuracies and/or errors, which may be material. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our investments. Artificial intelligence and its applications, including in the investment management and capital markets industries, continue to develop rapidly, and it is impossible to predict the future risks applicable to us that may arise from such developments.

In addition, regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations. Uncertainty in the legal and regulatory regime relating to artificial intelligence, such as evolving review by the SEC, the U.S. Federal Trade Commission, and other U.S. and non-U.S. agencies and regulators, may require significant resources to modify and maintain business practices to comply with such regulations.

Our business is dependent on bank relationships and any strain on the banking system may adversely impact us.

The financial markets have periodically encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that have experienced significant losses in connection with previous events of insolvency. In such distress events, it may be difficult for such banks to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there can be no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Any continued strain on the banking system may adversely impact our business, financial condition and results of operations.

If the Adviser or the Administrator are unable to maintain the availability of their electronic data systems and safeguard the security of their data, their and our ability to conduct business may be compromised, which could impair liquidity, disrupt business, damage their and our reputation and cause losses.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, the Adviser, and the Administrator are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we, the Adviser and the Administrator have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. The Adviser’s and the Administrator’s computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, network failures, computer and technology failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, or other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information relating to shareholders (and their beneficial owners) and sensitive business data (including material nonpublic information of our portfolio companies), processed and stored in, and transmitted through, the Adviser’s and the Administrator’s computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations and the business, financial condition or results of operations of the Adviser, the Administrator and their affiliates. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In the future, the Adviser, the Administrator and our portfolio companies may be required to expend significant additional resources to modify their protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In addition, we, the Adviser and the Administrator may be subject to litigation and financial losses that are not fully insured.

Third parties with which we, the Adviser, the Administrator, and our portfolio companies do business also may be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we, the Adviser, the Administrator, and our portfolio companies engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Further, the continued remote working conditions have heightened ours and our portfolio companies' vulnerability to a cybersecurity risk or incident.

We may incur lender liability as a result of our lending activities.

A number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability, which could be time-consuming and expensive to defend and result in significant liability.

We may incur liability as a result of providing managerial assistance to our portfolio companies.

In the course of providing significant managerial assistance to certain portfolio companies, certain of our management and trustees may serve as directors on the boards of such companies. To the extent that litigation arises out of investments in these companies, our management and trustees may be named as defendants in such litigation, which could result in an expenditure of our funds, through our indemnification of such officers and trustees, and the diversion of management time and resources.

Churchill may not be able to achieve the same or similar returns as those achieved by our senior management and investment personnel while they were employed at prior positions.

The track record and achievements of the senior investment professionals of Churchill are not necessarily indicative of future results that will be achieved by Churchill. As a result, Churchill may not be able to achieve the same or similar returns as those previously achieved by the senior investment professionals of Churchill.

Soft dollars and research received and conducted on our behalf will be shared by others.

We may bear more or less of the costs of soft dollar or other research benefits compared to other clients of Churchill and its affiliates who benefit from such products or services. These research products or services may and will also benefit and be used to assist other clients of Churchill and its affiliates. Research generated for Churchill’s credit strategy on our behalf will be used to benefit other investment strategies managed by Churchill and its affiliates, including the investment strategies of Nuveen Churchill Direct Lending Corp., NC SLF Inc., Nuveen Churchill Private Capital Income Fund, Corient Registered Alternatives Fund and other funds and accounts that Churchill manages. Furthermore, Churchill’s implementation of a credit strategy on our behalf will rely on its affiliates’ research efforts to manage the client/fund portfolios of such affiliates.
There are significant financial and other resources necessary to comply with the requirements of being an SEC reporting entity, and non-compliance may adversely affect us.

As a public entity, we are subject to the reporting and operating requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing such standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, trustees’ and officers’ liability insurance, trustee fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate the Administrator for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act after we have been subject to the reporting requirements of the Exchange Act for a specified period of time. We will be required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditure, which could cause us to incur additional expenses that may negatively impact our financial performance. This process also may result in a diversion of our management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We will not be required to comply with certain requirements of the Sarbanes-Oxley Act, including the internal controls evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until our second annual report on Form 10-K or the date we are no longer an “emerging growth company” under the JOBS Act. Accordingly, our internal controls over financial reporting will not initially meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Fund.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer.” If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting.

Risks Related to Our Operations and Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies will be susceptible to economic slowdowns or recessions, and as a result, may be unable to repay our loans during these periods. Therefore, any non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we or Churchill render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we or Churchill provided managerial assistance to that portfolio company or otherwise exercise control over it, a bankruptcy court might re-characterize our debt as a form of equity and subordinate all or a portion of our claim to claims of other creditors.

Our investments in leveraged portfolio companies may be risky, and we could lose all or part of our investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to senior loans. As such, other creditors may rank senior to us in the event of an insolvency.

We typically invest in middle market, privately owned companies, which may present a greater risk of loss than loans to larger companies.

We invest in loans to middle market, privately owned companies. Compared to larger, publicly traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of borrowers may entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

Investing in middle market, privately owned companies involves a number of significant risks, including, but not limited to, that middle market companies:

•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;
•will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;
•generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, and may depend on one or a limited number of major customers;
•may be parties to litigation from time to time, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•generally have less publicly available information about their businesses, operations and financial condition, and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment; and
•may utilize off-balance sheet arrangements or maintain obligations that are not fully reflected on their balance sheets, such that we may not be able to identify, diligence or quantify the risks associated with our financing to such portfolio companies.
Any of these factors or changes thereto could impair a portfolio company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a portfolio company’s ability to make scheduled payments on loans from us. This, in turn, may lead to their inability to make payments on outstanding borrowings, which could result in losses in our loan portfolio and a decrease in our net interest income and book value.

We are subject to risks associated with our investments in senior loans.

We invest in senior loans, which are usually rated below investment grade or also may be unrated. As a result, the risks associated with senior loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed-income instruments. Investments in senior loans rated below investment grade are considered speculative because of the credit risk of the company incurring the indebtedness. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior loan may decline in value or become illiquid, which would adversely affect the senior loan’s value.

There may be less readily available and reliable information about most senior loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. As a result, Churchill will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on the analytical abilities of Churchill.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that we may not be able to sell senior loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.
We are subject to risks associated with our junior capital investments.
We invest in junior capital investments, which are comprised of second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with PIK income). Although certain junior capital investments are typically senior to common stock or other equity securities, the equity and junior debt securities in which we invest may be subordinated to substantial amounts of a portfolio company’s senior debt, all or a significant portion of which may be secured. Such junior or subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same portfolio company. These subordinated securities may not be protected by financial covenants, such as limitations on the incurrence of additional indebtedness, that may apply to certain types of senior secured debt instruments. Holders of junior and subordinated debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefiting senior creditors.
In addition, subordinated investments are generally more volatile than secured loans and are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high loan-to-value ("LTV") ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. In the event a portfolio company that we invest in on a junior or subordinated basis cannot generate adequate cash flow to meet all of its debt obligations, we may suffer a partial or total loss of capital invested.

We are subject to risks associated with our investments and trading of liquid assets, including broadly syndicated loans.

From time to time, we may invest in liquid assets, such as broadly syndicated loans, high yield bonds, structured finance securities, shares of investment companies and other instruments that may be traded in public or institutional financial markets and have a readily available market value. These investments may expose us to various risks, including with respect to liquidity, price volatility, interest rate risk, ability to restructure in the event of distress, credit risks and less protective issuing documentation, than is the case with the private middle market loans that comprise the majority of our investment portfolio. Certain of these instruments may be fixed rate assets, thereby exposing us to interest rate risk in the valuation of such investments. Additionally, the financial markets in which these assets may be traded are subject to significant volatility (including due to macroeconomic conditions), which may impact the value of such investments and our ability to sell such instruments without incurring losses. The foregoing may result in volatility in the valuation of our liquid investments (including in any broadly syndicated loans that we invest in), which would, in turn, impact our NAV. Similarly, a sudden and significant increase in market interest rates may increase the risk of payment defaults and cause a decline in the value of these investments and in our NAV. We may sell our liquid investments (including broadly syndicated loans) from time to time in order to generate proceeds for use in our investment program, and we may suffer losses in connection with any such sales, due to the foregoing factors. We may not realize gains from our investments in liquid assets and any gains that we realize may not be sufficient to offset any other losses we experience.

We are subject to risks associated with our investments in unitranche secured loans and securities.

We invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first-lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second-lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.

We are subject to risks associated with “covenant-lite” loans.

We may invest in “covenant-lite” loans, which generally refers to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

We are subject to risks associated with syndicated loans.

From time to time, our investments may consist of syndicated loans. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

We are subject to risks associated with our investments in equity-related securities.

We will invest in equity-related securities, such as equity co-investments or equity rights and/or warrants that may be converted into or exchanged for the issuer’s common stock or the cash value of the issuer’s common stock. The equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we realize in the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which would grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in its investment documents if the issuer is in financial distress. Additionally, we may make equity or equity-related investments alongside a senior loan investment, which may result in conflicts related to the rights of those investments.

The loans we make in portfolio companies may become non-performing.

A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We also may incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. Additionally, deterioration in a portfolio company's financial condition is often accompanied by deterioration in the value of the collateral securing our investment and any available collateral may prove to be unsaleable or saleable only at a price less than the loaned amount. The liquidity for defaulted loans may be limited, and, to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon, which could result in a loss to us. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.

The lack of liquidity in our investments may adversely affect our business.

Generally, all of our assets are invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to comply with the requirements applicable to us as a BDC and maintain our qualification as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

Additionally, any disruption in economic activity may have a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

We are required to carry our investments at market value or, if no market quotation is readily available, at fair value as determined in good faith by the Adviser as our Valuation Designee. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may prepay loans, which may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

Some of the loans and other investments that we make to our portfolio companies may be callable at any time, and many of them can be repaid with no premium to par. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In addition, prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields.

We may be subject to risks associated with our investments in special situation companies.

We may make investments in companies involved in (or the target of) acquisition attempts or tender offers, or companies involved in spin-offs and similar transactions. In any investment opportunity involving any such type of business enterprise, the transaction in which such business enterprise is involved will either be unsuccessful, take considerable time or result in a distribution of cash or a new security, the value of which will likely be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not occur, we may be required to sell our investment at a loss. In connection with such transactions, we may purchase securities on a when-issued basis, which means that delivery and payment take place sometime after the date of the commitment to purchase and are often conditioned upon the occurrence of a subsequent event, such as approval and consummation of a merger, reorganization or debt restructuring. The purchase price and/or interest rate receivable with respect to a when-issued security are typically fixed when we enter into the commitment, but such securities are subject to changes in market value prior to their delivery.

We are subject to risks associated with our investments in the business services industry.

Our portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the healthcare sector face considerable uncertainties.

Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.

Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.

Our investment strategy focuses on technology-related companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns.

We invest in technology-related companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in technology-related industries, together with cyclical economic downturns, may result in substantial decreases in the market capitalization of many technology-related companies. Such decreases in market capitalization may occur again, and any future decreases in technology-related company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Because of rapid technological change, the average selling prices of products and some services provided by technology-related companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by technology-related companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition and results of operations.

A natural disaster also may impact the operations of our portfolio companies, including the technology-related companies in our portfolio. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. Technology-related companies rely on items assembled or produced in areas susceptible to natural disasters, and may sell finished goods into markets susceptible to natural disasters. A major disaster, such as an earthquake, tsunami, flood or other catastrophic event could result in disruption to the business and operations of the technology-related companies in our portfolio.

We are exposed to risks associated with any OID income and PIK interest required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID components and PIK interest or PIK dividend components. We are exposed to risks associated with any OID income and PIK interest, including, but not limited to, the following:

•We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.
•OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the lender.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation, making such income uncollectible.
•OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.
•OID instruments generally represent a significantly higher credit risk than coupon loans.
•OID income received by us may create uncertainty about the source of our cash distributions to shareholders. For accounting purposes, any cash distributions to shareholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the shareholders, Section 19(a) of the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.
•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to shareholders in order to maintain our RIC tax treatment. In addition, the deferral of PIK interest also increases the LTV ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
•OID and market discount instruments create the risk of non-refundable incentive fee payments to the Adviser based on non-cash accruals that we may not ultimately realize.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we will not have fixed guidelines for diversification. If we obtain large positions in the securities of a small number of issuers, our NAV is likely to fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of such issuer. We also may be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our initial and overall investment.
We have discretion to make follow-on investments, subject to the availability of capital resources and the limitations of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation of a portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, prefer other opportunities or are inhibited by compliance with 1940 Act requirements (including our Order) and RIC tax treatment.

We may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.

We do not hold controlling equity positions in any of our portfolio companies and do not expect to hold controlling positions in the future. Our debt investments in portfolio companies may provide limited control features such as restrictions, for example, on the ability of a portfolio company to incur additional debt and limitations on a portfolio company’s discretion to use the proceeds of our investment for certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership, and also may be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, the termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its repayment and other obligations under the loans and other investments we hold. In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay. We may incur expenses to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. A portfolio company also may file for bankruptcy to stay foreclosure proceedings, delaying our ability to enforce our rights. This process will require time and resources that, if not resolved quickly and efficiently, could negatively impact our operating results.

Our portfolio companies may incur debt that ranks equally with, or senior to, the loans and other investments we make in such portfolio companies.

Although we expect that most of our investments in our portfolio companies will be secured, some investments may be unsecured and subordinated to substantive amounts of senior indebtedness incurred by our portfolio companies. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest and such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments on our debt investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, we will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding also may be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.

The disposition of our investments in private companies may result in contingent liabilities.

We make a number of investments in securities of portfolio companies that are private companies. If we are required or desire to dispose of an investment in a private company, we may be required to make representations about the business and financial affairs of the portfolio company typical of those representations made by an owner in connection with the sale of its business. We also may be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that could result in the satisfaction of funding obligations through our return of distributions previously made to us.
We may enter into repurchase agreements.
Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects interest). We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce our rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing our rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.
We may be unsuccessful in syndicating our co-investments, which may cause us to have more exposure to an investment than was originally intended.

From time to time, we may make an investment with the expectation of offering a portion of our interests therein as a co-investment opportunity to third-party investors. There can be no assurance that we will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by us with respect to any such syndication will not be substantial. In the event that we are not successful in syndicating any such co-investment, in whole or in part, we may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make us more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by us that is not syndicated to co-investors as originally anticipated could significantly reduce our overall investment returns.

Risks Related to our Adviser and its Affiliates

We depend upon the senior management of Churchill for our success, and upon the strong referral relationships of Churchill’s investment professionals with financial institutions, sponsors and investment professionals. Any inability of Churchill to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of Churchill, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of the Advisory Agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of Churchill. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is not subject to an employment contract with us, and the departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.

In addition, we depend upon the senior investment professionals of Churchill to maintain their relationships with financial institutions, sponsors and investment professionals, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of Churchill fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of Churchill have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

The Adviser evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Advisory Agreement. We can offer no assurance, however, that the current senior investment professionals of Churchill will continue to provide investment advice to us. If these individuals do not maintain their existing relationships and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective.

The investment committee that oversees our investment activities is comprised of representatives of investment teams. The loss of any member of the investment committee or of other Churchill senior investment professionals could negatively impact our ability to achieve our investment objective and operate as anticipated. This could have a material adverse effect on our financial condition and results of operations.
The Adviser and its affiliates, including our officers and our interested trustee, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
The Adviser and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We will pay to the Adviser an incentive fee that is based on the performance of our portfolio and a base management fee that is based on the value of our net assets as of the beginning of the first calendar day of the applicable month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined also may encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
The Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
There may be conflicts related to obligations that senior investment professionals of the Adviser and members of its investment committees have to other clients. There may be conflicts related to the investment and related activities of TIAA and the Adviser and these conflicts could prevent us from making or disposing of certain investments on the terms desired.

The senior investment professionals and members of the investment committees of each investment team serve or may serve as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by Churchill or its affiliates. Similarly, Churchill may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, certain members of the investment committees have and will continue to have management responsibilities for other investment funds, including NC SLF Inc., a closed-end investment company registered under the 1940 Act, Nuveen Churchill Direct Lending Corp. and Nuveen Churchill Private Capital Income Fund, each a BDC, and other accounts or other investment vehicles sponsored or managed by affiliates of Churchill, or other third-party registered investment advisors. Churchill seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with their respective allocation policies. In addition, Churchill or its affiliates also earn additional fees related to the securities in which we invest, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent or in a similar capacity with respect to securities in which we invest, where Churchill’s investment staff sources and arranges financing transactions that may be eligible for investment by its client accounts (including us), and in connection therewith commits to source, arrange and issue such financing instruments as may be required by the related issuer(s). In connection with such sourcing and arranging activity, such issuer(s) agree to pay to Churchill and its affiliates compensation in the form of closing or arrangement fees, which compensation is paid to them at or immediately prior to the funding of such financing, separately from management fees paid by us. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder.

Churchill has separate account, fund-of-one or other managed account arrangements in place with TIAA or subsidiaries thereof. Consistent with its investment allocation policy and the Order, Churchill also may manage certain securities for us and allocate the same investments to TIAA (or subsidiaries thereof) pursuant to such arrangements, which may lead to conflicts of interest.

In certain instances, it is possible that other entities managed by Churchill or a proprietary account of TIAA may be invested in the same or similar loans or securities as held by us, and which may be acquired at different times at lower or higher prices. Those investments also may be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by us, including with respect to material terms and conditions, including without limitation seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. Consequently, in certain instances these investments may be in positions or interests that are potentially adverse to those taken or held by us. In such circumstances, measures will be taken to address such actual or potential conflicts, which may include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated entities (including as between officers of Churchill), requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as shall be established from time to time to address such conflicts.

Further, an affiliate of TIAA may serve as the administrative or other named agent on behalf of the lenders with respect to investments by us and/or one or more of our affiliates. In some cases, investments that are originated or otherwise sourced by Churchill may be funded by a loan syndicate organized by Churchill or its affiliates. The participants in such loan syndicate (the “Loan Syndicate Participants”), in addition to us and our affiliates may include other lenders and various institutional and sophisticated investors (through private investment vehicles in which they invest). The entity acting as agent may serve as an agent with respect to loans made at varying levels of a borrower’s capital structure. Loan Syndicate Participants may hold investments in the same or distinct tranches in the loan facilities of which the portfolio investment is a part or in different positions in the capital structure under such portfolio investment. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders. In the case of loan facilities that include both senior and subordinate tranches, the agent may take actions in accordance with the instructions of the holders of one or more of the senior tranches without any right to vote or consent (except in certain limited circumstances) by the subordinated tranches of such indebtedness. Churchill expects that the portfolio investments held by us and our affiliates may represent less than the amount of debt sufficient to direct, initiate or prevent actions with respect to such loan facility or a tranche thereof of which our investment is a part (other than preventing those that require the consent of each lender). As a result of an affiliate of TIAA acting as agent for an agented loan where a Loan Syndicate Participant may own more of the related indebtedness of the obligor or hold indebtedness in a position in the capital structure of an obligor different from that of us and our affiliates, such Loan Syndicate Participants will be in a position to exercise more control with respect to the related loan facility than that which Churchill could exercise on behalf of us, and may exercise such control in a manner adverse to our interests.

In addition, TIAA and other client accounts of Churchill, in connection with an advisory relationship with Churchill, may be a limited partner investor in many of the private equity funds that own the portfolio companies in which we will invest or TIAA may otherwise have a relationship with the private equity funds or portfolio companies, which may give rise to certain conflicts or limit our ability to invest in such portfolio companies. TIAA (and other private clients managed by Churchill and its affiliates) also may hold passive equity co-investments in such private equity funds or portfolio companies owned by such fund, or in holding companies elsewhere in the capital structure of the private equity fund or portfolio company, which may give rise to certain conflicts for the investment professionals of affiliates of the Adviser when making investment decisions.
The time and resources that individuals employed by the Adviser will devote to us may be diverted, and we may face additional competition because individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we should not participate in those transactions and for certain other transactions, the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. However, the Adviser will devote such time and attention to our affairs as it determines in its discretion is necessary to carry out our operations effectively.

The recommendations that Churchill gives to us may differ from those rendered to its other clients.

Churchill and its affiliates may give advice and recommend investment opportunities to other clients which may differ from advice given to, or opportunities recommended or allocated to, us even though such other clients’ investment objectives may be similar to us, which could have an adverse effect on our business, financial condition and results of operations.

Members of the Adviser's investment team or investment committees may, from time to time, possess material nonpublic information, limiting our investment discretion.

The managing members and the senior origination professionals of the investment team and the senior professionals and members of the investment committees of Churchill may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have a material adverse effect on us.

Our management and incentive fee structure may create incentives for Churchill and certain of its investment professionals that are not fully aligned with the interests of our shareholders.

The Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third-party. As a result, the form and amount of compensation we will pay the Adviser to manage our portfolio investments may be less favorable to us than they might be if we were to enter into an investment advisory agreement through arm’s-length transactions with an unaffiliated third-party.
Our incentive fee may induce Churchill to make certain investments, including speculative investments.

Following the expiration of the fee waiver on December 31, 2025, the Adviser will receive an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, Churchill may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

TIAA has made a significant investment in us, which may present certain conflicts of interest.

TIAA, the ultimate parent of the Adviser, has made a significant investment in us through certain of its subsidiaries. This may result in TIAA’s ownership of a significant percentage of our shares. This may be detrimental to other, future shareholders as TIAA may control a significant percentage of the shareholder vote and may vote in a manner that is beneficial to the Adviser. TIAA and other shareholders may from time to time hold equity and other interests in the Adviser or its affiliates, which may present conflicts of interest for the Adviser, including senior investment professionals and members of the investment committee making investment decisions for us that also provide investment advice to TIAA.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We generally are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which we and one or more of our affiliates engage in certain types of profit-making activities, with such affiliates. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be considered an affiliate of ours for purposes of the 1940 Act, and we generally are prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of our Independent Trustees. Additionally, without receiving an exemptive order from the SEC, we are prohibited from engaging in purchases of assets from, or sales of assets to or joint transactions with certain affiliates, including our officers, trustees, and employees, and investment adviser (and its affiliates) and their clients (such as Nuveen Churchill Direct Lending Corp., Nuveen Churchill Private Capital Income Fund, NC SLF Inc., and Corient Registered Alternatives Fund), as well as any person that owns more than 25% of our voting securities. As a result of these restrictions, we may be limited in the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with the Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.

Additionally, we, the Adviser and certain other funds and accounts sponsored or managed by the Adviser and its affiliates have been granted the Order by the SEC, which permits the Company to participate in joint transactions with the foregoing affiliates subject to the conditions of the Order.

When we are permitted to co-invest with the Adviser’s or its affiliates’ other clients as permissible under regulatory guidance, applicable regulations, and in accordance with the Order, as discussed above, we do so pursuant to the Adviser’s allocation policy, which the Adviser maintains in writing. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by the Adviser. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other funds or accounts managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Adviser that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the Adviser, the Adviser must decide which client will proceed with the investment. The Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

The Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right to resign under the Advisory Agreement without penalty at any time upon 60 days’ written notice to us, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the NAV of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

The Administrator can resign on 60 days’ notice from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Administrator has the right to resign under the Administration Agreement without penalty upon 60 days’ written notice to us, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the NAV of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we were able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Our access to confidential information may restrict our ability to take action with respect to some of our investments, which, in turn, may negatively affect our results of operations.

We, directly or through the Adviser, may obtain confidential information about the companies in which we may invest or be deemed to have such confidential information. The Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and the Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of their duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to our Adviser.

Risks Related to Business Development Companies

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited.

Rule 18f-4 under the 1940 Act relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk (“VaR”) leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies, which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Many of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser, as the Valuation Designee, subject to the oversight of the Board, and, as a result, there may be uncertainty as to the value of our portfolio investments.

Our Board has designated the Adviser as our valuation designee (the “Valuation Designee”) pursuant to Rule 2a-5 under the 1940 Act to determine the fair value of our investments that do not have readily available market quotations. Under the 1940 Act, we are required to carry our portfolio investments at market value or if there is no readily available market value, at fair value as determined by the Valuation Designee, subject to the oversight of the Board.

Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of a portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
We expect that most of our investments (other than cash and cash equivalents) will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to review the valuation of these securities. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause NAV on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our shares based on an overstated NAV would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the NAV understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.

We will adjust quarterly the valuation of our portfolio to reflect the determination of the Valuation Designee of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statements of operations as net change in unrealized gain (loss) on investments.

We will be subject to U.S. federal income tax imposed at corporate rates on our earnings if we are unable to qualify or maintain our qualification as a RIC under subchapter M of the Code.

We intend to elect, and intend to qualify annually, to be treated as a RIC under subchapter M of the Code; however, no assurance can be given that we will be able to qualify for and maintain RIC tax treatment. To qualify as a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs generally is satisfied if we timely distribute (or are deemed to distribute) to our shareholders on an annual basis at least 90% of our "investment company taxable income," which is generally our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. We will be subject to U.S. federal income tax imposed at corporate rates on any income that we do not timely distribute. In addition, we may be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income and gain unless we distribute (or are deemed to distribute) each calendar year at least the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ended on October 31 of the calendar year, and (iii) certain undistributed amounts from the previous years on which we paid no U.S. federal income tax. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to satisfy these distribution requirements and receive RIC tax treatment. If we are unable to obtain cash needed to pay such annual distributions from other sources, or choose or are required to retain a portion of our taxable income or gains, we may fail to qualify as a RIC and, thus, may be subject to U.S. federal income tax imposed at corporate rates on our entire taxable income without regard to any distributions made by us.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” (as that term is defined in the Code) or other income derived from the business of investing in stock or securities.
In order to qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, as of the end of each quarter of our taxable year, (1) at least 50% of the value of our assets must consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities, if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets may be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships” (as that term is defined in the Code).
Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments are in private or thinly traded public companies and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for or maintain RIC tax treatment for any reason, and certain cure provisions are not applicable, we will become subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). The resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our shareholders, and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as OID, or through contractual PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contractual PIK arrangements, will be included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to U.S. federal income tax.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.

We may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to qualify as a RIC, or at all. In addition, issuance of securities could dilute the percentage ownership of our current shareholders in us.

No person or entity from which we borrow money will have a veto power or a vote in approving or changing any of our fundamental policies. If we issue preferred shares, the preferred shares would rank “senior” to shares in our capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our shareholders, and the issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our shares or otherwise be in your best interest. Holders of our shares will directly or indirectly bear all of the costs associated with offering and servicing any preferred shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our shares and the rights of holders of preferred shares to receive dividends would be senior to those of holders of our shares.

As a BDC, we generally are not able to issue our shares at a price below NAV per share without first obtaining the approval of our shareholders and our Independent Trustees. If we raise additional funds by issuing more shares or senior securities convertible into, or exchangeable for, our shares, then percentage ownership of our shareholders at that time would decrease, and you might experience dilution. We may seek shareholder approval to sell shares below NAV in the future.

If we are not treated as a “publicly offered regulated investment company,” certain shareholders will be treated as having received certain income and their allocable share of expenses, which may not be deductible.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will continue to constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to the Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. Miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Risks Related to Our Existing and Future Indebtedness

When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage also may adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fees or any incentive fees payable to the Adviser.

We use and intend to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

We generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are Independent Trustees with no material interests in such transactions.

Although leverage has the potential to enhance overall returns that exceed our cost of funds, it will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. In addition, borrowings may be secured by the shareholders’ investments as well as by our assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of shares may be subordinated to the interests of our lenders or debt holders.

Our credit facility and other future borrowing arrangements may impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code. A failure to renew our facility or to add new or replacement debt facilities or issue debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations and liquidity.
We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the sale of shares in our private offering will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
Our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in us.

The 1940 Act generally prohibits BDCs from incurring indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200% or 150% if certain requirement under the 1940 Act are met. The Board and TIAA (as our initial shareholder) approved a proposal to adopt an asset coverage ratio of 150% in connection with our organization, which became effective on August 5, 2025. Incurring additional indebtedness could increase the risk of investing in us.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our shares. If the value of our assets increases, then leveraging would cause the NAV attributable to our shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Provisions in our credit facility may limit our investment discretion.

Our existing and any future credit facilities may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral agent for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by us, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There also may be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Any defaults under a credit facility could adversely affect our business.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. A CLO also may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC tax treatment, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in our shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The manager for a CLO that we create may be us, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than us serves as manager and we are obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the CLO, and indirectly, its shareholders or any affiliates.

Risks Related to an Investment in our Shares

The NAV of our shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•changes in the value of our portfolio of investments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•failure to maintain our qualification as a RIC for U.S. federal income tax purposes;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of the Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
Shareholders may experience dilution.

Our shareholders will not have preemptive rights to subscribe for or purchase any of our shares issued in the future. To the extent we issue additional equity interests, including in a public offering, a rights offering, a follow-on private offering, or a subsequent closing, a shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings or rights offerings and the value of our investments, a shareholder may also experience dilution in the net asset value and fair value of our shares.

An investment in our shares will have limited liquidity.

Until the earlier of any liquidity event or any repurchase offer of our shares, an investment in our shares will have limited liquidity. There is currently no public market for our shares, and a market for our shares may never develop. Our shares are not registered under the Securities Act or any state securities law and are restricted as to transfer by law and the terms of our Declaration of Trust. Our shareholders generally may not sell, assign or transfer shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, our shareholders are not entitled to redeem their shares. Our shareholders must be prepared to bear the economic risk of an investment in our shares for an indefinite period of time. While we may engage in a liquidity event in the future, there can be no assurance that a liquidity event will be consummated for shareholders.
There will be restrictions on the ability of holders of our shares to transfer such shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our shares and the price at which holders may be able to sell their shares.

We rely on an exemption from registration under the Securities Act and state securities laws in offering our shares pursuant to a subscription agreement. As such, absent an effective registration statement covering our shares, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with the prior written consent of the Adviser.

Our shares will have limited transferability which could delay, defer or prevent a transaction or a change of control that might involve a premium price for our securities or otherwise be in the best interest of our shareholders.

Investors in our shares could fail to fund their capital commitments when due.

We intend to call only a limited amount of capital commitments from investors in the private placement of our shares upon each drawdown notice. The timing of drawdowns is difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares are fully funded. We may not call an investor’s entire capital commitment prior to the expiration of such investor’s commitment period.

In addition, there is no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due, or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, to make appropriate distributions to our shareholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other shareholders who have an outstanding capital commitment may be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.

Although the Adviser will attempt to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, the Adviser’s ability to manage cash balances could be affected by changes in the timing of investment closings, access to leverage, defaults by investors or late payments of drawdown purchases and other factors. The Adviser’s management of cash balances could have a material effect on our performance.
We may have difficulty paying distributions, our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions. Our ability to pay distributions may be adversely affected by the impact of one or more of the risk factors described herein, including market and economic disruptions. If we violate certain covenants under existing or future agreements governing our credit facility and other indebtedness arrangements, we may be limited in our ability to make distributions. If we declare a distribution and if more shareholders have not opted to participate in our dividend reinvestment plan such that they instead receive cash payments, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to shareholders that include a return of capital, such portion of the distribution essentially constitutes a return of the shareholders’ investment. Although such return of capital may not be taxable, such distributions would generally decrease a shareholder's adjusted tax basis in our shares and may therefore increase such shareholder’s tax liability for capital gains upon the future sale of such shares. A return of capital distribution may cause a shareholder to recognize a capital gain from the sale of our shares even if the shareholder sells its shares for less than the original purchase price.

Due to current market conditions, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

We are not required to make any distributions to shareholders other than in connection with our election to be treated as a RIC under subchapter M of the Code, the requirements of which are described above.

Under the Code, we may satisfy certain of our RIC distribution requirements with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2025 until as late as December 31, 2026. If we choose to pay a spillover dividend, we may incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to these disruptive conditions (as described herein), we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce the amount of our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and we may be subject to the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our shares (see “Shareholders may choose to receive our dividends in our own shares, in which case such shareholder may be required to pay U.S. federal income taxes in excess of the cash received” for more information).

Shareholders may choose to receive our dividends in our own shares, in which case such shareholder may be required to pay U.S. federal income taxes in excess of the cash received.

We have adopted an “opt-in” dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our shareholders if such shareholder chooses to opt in to the plan. Shareholders that opt in to our dividend reinvestment plan will receive dividends that are payable in our shares. Shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. For individuals, the top marginal U.S. federal income tax rate applicable to ordinary income is 37%. To the extent distributions paid by us to non-corporate shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such “qualified dividends” may be subject to U.S. federal income tax imposed at a rate of 20%. However, it is anticipated that distributions paid by us will generally not be attributable to qualified dividends and, therefore, generally will not qualify for such preferential U.S. federal income tax rate. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains currently at a maximum U.S. federal income tax rate of 20%.

As a result of receiving dividends in the form of our shares, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. Under certain applicable provisions of the Code and the published guidance, distributions payable of a publicly offered RIC that are in cash or in shares of stock at the election of shareholders may be treated as taxable distributions. The Internal Revenue Service has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many shareholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of distributions paid in stock). A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we qualify as a publicly offered RIC and decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable shareholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain distribution) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. In addition, if a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the value of our shares.

In addition, as discussed above, our loans may contain a PIK interest provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of U.S. federal income tax, we will need to make sufficient distributions, a portion of which may be paid in our shares, regardless of whether our recognition of income is accompanied by a corresponding receipt of cash.

Investing in our shares may involve an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Our Board may amend our Declaration of Trust without prior shareholder approval.

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including, for example, to impose advance notice bylaw provisions for trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.

Our Board may consider certain mergers.

The Independent Trustees of our Board may undertake to approve mergers between us and certain other funds or vehicles. These mergers may involve funds managed by the Adviser or its affiliates. The Independent Trustees also may seek to convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity

The Company depends on and engages various third parties and service providers, including suppliers, custodians, transfer agents, administrative agents, fund administrators and other third parties to source, make and manage its investments. Accordingly, the Company’s business is dependent on the communications and information technology (“IT”) systems that it shares with the Adviser and its ultimate parent company, TIAA, which further relies upon the systems of third-party IT service providers to TIAA. TIAA has established a cybersecurity program across its enterprise, which applies to certain of its affiliates, including the Adviser and the Company. When identifying and overseeing risks from cybersecurity threats associated with its use of third-party service providers, the Company further relies upon the expertise of risk management, legal, information technology, and compliance personnel of TIAA. TIAA conducts onboarding and ongoing due diligence of certain of the Company’s key third-party service providers to identify and oversee risks from cybersecurity threats associated with the Company’s use of such entities.

Cybersecurity Program Overview

TIAA has instituted an enterprise cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to TIAA and its affiliates, which applies to the Company and the Adviser. Cyber risk management is integrated into TIAA’s overall risk management program and involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. TIAA relies on its internal subject matter experts and external experts, as needed, including, but not limited to, cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes applicable to the Adviser, the Company and other affiliates of TIAA.

TIAA actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company and the Adviser, in connection with their day-to-day operations. TIAA’s cybersecurity leadership team are responsible for maintaining and overseeing the overall state of TIAA’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting TIAA and its affiliates, including the Company, the Adviser and their respective third-party service providers.

TIAA’s management team, including its Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including the Company and the Adviser. TIAA’s Chief Information Security Officer and cybersecurity leaders have significant expertise in in this area, including in IT and cybersecurity engineering, and have cybersecurity leadership experience in other major financial institutions.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from third party service providers and reliance on communications with cybersecurity, risk management, legal, IT, and/or compliance personnel of TIAA.

Oversight of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company is assessed on an ongoing basis, as well as how such risks could materially affect the Company’s business strategy, operational results, and financial condition. Cybersecurity risk remains heightened to the financial industry, including the Company, and a failure in or breach of our systems or infrastructure, or those of a material third party or service provider, could cause disruption and adversely impact the Company’s operations. TIAA, the Adviser continue to invest in the cybersecurity program to protect against emerging threats, including threats against third parties and service providers. The Company has not experienced any material cybersecurity incident, and the Company is not aware of any cybersecurity risks that are reasonably likely to materially affect its business.

TIAA’s cybersecurity team periodically reports to the Company’s management on cybersecurity matters, primarily through presentations. Such reporting will include updates on TIAA’s cybersecurity program as it relates to the Company, the external cybersecurity threat environment, and TIAA’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on TIAA’s preparedness, prevention, detection, responsiveness and recovery with respect to cybersecurity incidents.

The Board has the primary responsibility for overseeing and reviewing the guidelines and policies with respect to risk assessment and risk management, including cybersecurity. The Board receives periodic updates from the Company’s management regarding TIAA’s cybersecurity program, information on current threat landscape and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 375 Park Avenue, 9th Floor, New York, NY 10152, and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
ITEM 3. LEGAL PROCEEDINGS
We and our consolidated subsidiaries are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we and/or our consolidated subsidiaries may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is subject to extensive regulation, which may result in regulatory proceedings against us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares of beneficial interest are offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S promulgated thereunder, as applicable. Our common shares of beneficial interest are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares.
Holders
As of March 2, 2026, there were 2 holders of record of our common shares of beneficial interest.
Sales of Unregistered Securities
On July 8, 2025, in connection with our formation, we issued and sold 40 common shares at a price of $25.00 per share to the Adviser. On August 1, 2025, prior to our election to be regulated as a BDC under the 1940 Act, in connection with the acquisition of the Initial Portfolio, we issued an aggregate of 12,280,000 common shares at $25.00 per share to a wholly owned subsidiary of TIAA. The shares in the foregoing transactions were issued and sold in reliance upon the available exemptions from the registration requirements of Section 4(a)(2) of the Securities Act.
All other sales of unregistered securities during the fiscal year ended December 31, 2025 were reported in a Current Report on Form 8-K filed with the SEC.
Distributions
We have paid regular quarterly distributions commencing with the quarter ended September 30, 2025, the quarter in which we commenced investment operations. Any distributions declared in the future will be at the discretion of the Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this management's discussion and analysis of our financial condition and results of operations relates to Nuveen Churchill BDC V, including its wholly owned subsidiaries (collectively, "we", "us", "our", or the "Company"). The information in this section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which relate to future events, or the future performance or financial condition of and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Annual Report on Form 10-K. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Under our investment advisory agreement (the “Advisory Agreement”) with the Adviser, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. Under the administration agreement (the “Administration Agreement”) with Churchill BDC Administration LLC, as our administrator (the “Administrator”), we have agreed to reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief financial officer and chief compliance officer and their respective staffs; and (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company. The Adviser and the Administrator are both affiliates of Nuveen, a wholly owned subsidiary of TIAA.
Our investment objective is to provide investors with attractive risk-adjusted returns primarily through current income and, secondarily, long-term capital appreciation, by investing in a diversified portfolio of private debt and equity investments in private equity-owned U.S. middle market companies, which we define as companies with approximately $10 million to $250 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We will primarily focus on investing in U.S. middle market companies with $10 to $100 million in EBITDA, which we consider the core middle market.
We primarily invest in first-lien senior secured debt and first-out positions in unitranche loans (collectively “senior loan investments”), as well as junior debt investments, such as second-lien loans, unsecured debt, subordinated debt and last-out positions in unitranche loans (including fixed- and floating-rate instruments and instruments with payment-in-kind income (“PIK”)) (“junior capital investments”). Senior loan investments and junior capital investments may be originated alongside smaller related common equity positions to the same portfolio companies. Our portfolio also may include larger, stand-alone direct equity co-investments in private-equity backed companies that may be originated alongside or separately from senior loan investments and/or junior capital investments to the applicable portfolio company (“equity co-investments”). Subject to the pace and amount of investment activity in its middle market investment program, our portfolio also may be comprised of cash and cash equivalents, liquid fixed-income securities (including broadly syndicated loans) and other liquid credit instruments (“liquid investments”).
On July 8, 2025, the Adviser purchased 40 shares of the Company's common shares of beneficial interest at $25.00 per share.
On August 1, 2025, prior to our election to be regulated as a BDC under the 1940 Act, TIAA sold certain portfolio investments to the Company (at fair value) in the amount of $815,349 (the “Initial Portfolio”). We funded the purchase of the Initial Portfolio with a combination of equity contributions from a wholly owned subsidiary of TIAA and borrowings from our credit facility.

Investments
Our level of investment activity varies substantially from period to period depending on many factors, including the amount we have available to invest, as well as the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity in the middle market, the general economic environment and the competitive environment for the types of investments we make.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the 1940 Act, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. In addition, we must be organized in the United States to qualify as a BDC.
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
Expenses
The Adviser and its affiliates are responsible for the compensation and routine overhead expenses allocable to personnel providing investment advisory and management services to the Company. The Company will bear all other out-of-pocket costs and expenses of its operations and transactions, including those costs and expenses incidental to the provision of investment advisory and management services to the Company (such as items (iii) and (iv) listed below).
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
(v)any and all fees, costs and expenses incurred in connection with the incurrence of leverage and indebtedness of the Company, including borrowings, dollar rolls, reverse purchase agreements, credit facilities, securitizations, margin financing and derivatives and swaps, and including any principal or interest on the Company’s borrowings and indebtedness (including, without limitation, any fees, costs, and expenses incurred in obtaining lines of credit, loan commitments, and letters of credit for the account of the Company and in making, carrying, funding and/or otherwise resolving investment guarantees);

(vi)offerings, sales, and repurchases of our common shares and other securities;
(vii)fees and expenses payable under any underwriting, dealer manager or placement agent agreements, if any;
(viii)investment advisory fees payable under the Advisory Agreement;
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
(xxii)proxy voting expenses;
(xxiii)all expenses relating to payments of dividends or interest or distributions in cash or any other form made or caused to be made by the Board of Trustees to or on account of holders of the securities of the Company, including in connection with the distribution reinvestment plan or the share repurchase program;
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
(xxviii)fees, costs and expenses of winding up and liquidating the Company’s assets; and
(xxix)all other expenses incurred by the Company, the Adviser or the Administrator in connection with administering the Company’s business.
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
Our portfolio and investment activity for the period July 9, 2025 through December 31, 2025 is presented below (information presented herein is at cost unless otherwise indicated) (dollar amounts in thousands):

Period from July 9, 2025 to December 31, 2025
Net funded investment activity
New gross commitments at par [1]	$921,684
Net investments funded [2]	913,651
Investments sold or repaid	(118,003)
Net funded investment activity	$795,648

Gross commitments at par [1]
First-Lien Debt	$845,872
Subordinated Debt	62,983
Equity Investments	12,829
Total gross commitments	$921,684

Portfolio company activity
Portfolio companies, beginning of period	—
Number of new portfolio companies	122
Number of exited portfolio companies	(7)
Portfolio companies, end of period	115
Count of investments	181
Count of industries	25

New investment activity
Weighted average annual interest rate on new debt investments at par	9.28%
Weighted average annual interest rate on new floating rate debt investments at par	9.08%
Weighted average spread on new floating rate debt investments at par	5.13%
Weighted average annual coupon on new fixed rate debt investments at par	12.41%
_______
(1) Gross commitments at par includes unfunded investment commitments, and includes $819,042 of gross investment commitments from the Initial Portfolio.
(2) Includes $815,349 net investments funded from the Initial Portfolio.
As of December 31, 2025, our debt investment portfolio reflected the following characteristics, based on fair value:
•Weighted average reported annual EBITDA of $65.2 million.(1)
•Weighted average of 2.19x interest coverage ratio for our first-lien loans.(2)
•Weighted average of 4.6x net leverage.(3)
•Approximately 98.4% of our debt investments have financial maintenance covenants.(4)
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

(2) The interest coverage ratio calculation is derived from the most recently available portfolio company financial information received by the Adviser and is a weighted average based on the fair market value of each respective first lien loan investment as of its most recent reporting to lenders. Such reporting may include assumptions regarding the impact of interest rate hedges established by borrowers to reduce their exposure to floating interest rates (resulting in a reduced hedging rate being used for the total interest expense in respect of such hedges, rather than any higher rates applicable under the documentation for such loans), even if such hedging instruments are not pledged as collateral to lenders in respect of such loans and do not secure the loans themselves. The interest rate coverage ratio excludes junior capital investments and equity co-investments and applies solely to traditional middle market first lien loans held by us, which also excludes any upper middle market or other first lien loans investments that do not have financial maintenance covenants and first lien loans that the Adviser has assigned a risk rating of ‘8’ or higher, as well as any portfolio companies with net senior leverage of 15x or greater. As a result of the foregoing exclusions, the interest coverage ratio shown herein applies to 90.4% of our total investments, and 97.8% of our total first lien loan investments, in each case based upon fair value.
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
(4) Represents the percentage of debt investments with one or more maintenance financial covenants.

As of December 31, 2025, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2025
	Cost	Fair Value	% of Fair Value
First-Lien Debt	$736,560	$735,923	92.37%
Subordinated Debt[1]	47,845	47,585	5.97%
Equity Investments	12,830	13,240	1.66%
Total	$797,235	$796,748	100.00%
Largest portfolio company investment	$20,050	$20,114	2.52%
Average portfolio company investment	$6,932	$6,928	0.87%
_____________________
1As of December 31, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $6,790 and mezzanine debt of $40,795 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $6,813 and mezzanine debt of $41,032 at cost.

The industry composition of our portfolio as a percentage of fair value as of December 31, 2025 was as follows:

Industry	December 31, 2025
Aerospace & Defense	3.71%
Automotive	2.64%
Banking, Finance, Insurance & Real Estate	1.87%
Beverage, Food & Tobacco	9.91%
Capital Equipment	4.18%
Chemicals, Plastics & Rubber	1.62%
Construction & Building	6.09%
Consumer Goods: Durable	0.51%
Consumer Goods: Non-durable	1.11%
Containers, Packaging & Glass	5.97%
Energy: Electricity	0.73%
Environmental Industries	3.13%
Healthcare & Pharmaceuticals	9.21%
High Tech Industries	10.01%
Hotel, Gaming & Leisure	0.16%
Media: Advertising, Printing & Publishing	1.41%
Services: Business	21.42%
Services: Consumer	5.19%
Sovereign & Public Finance	0.70%
Telecommunications	4.97%
Transportation: Cargo	1.74%
Transportation: Consumer	0.74%
Utilities: Electric	1.41%
Utilities: Water	0.54%
Wholesale	1.03%
Total	100.00%
The weighted average yields of our investments as of December 31, 2025 was as follows:

December 31, 2025
Weighted average yield on debt and income producing investments, at cost [1]	9.22%
Weighted average yield on debt and income producing investments, at fair value [1]	9.24%
Percentage of debt investments bearing a floating rate	94.79%
Percentage of debt investments bearing a fixed rate	5.21%
_____________________
1 There were no investments on non-accrual status as of December 31, 2025
As of December 31, 2025, 100.00% and 100.00% of our floating rate debt and income producing investments at cost and at fair value, respectively, had interest rate floors that govern the minimum applicable interest rates on such loans.
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders, but rather relates to our investment portfolio and is calculated before the payment of all of our and our subsidiary’s fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including the accretion of original issue discount, but excluding any investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

Private equity mergers and acquisitions activity concluded 2025 with strong momentum, as the recovery that began in the second half of the year gained traction through the fourth quarter following earlier disruptions arising from global trade policy uncertainty. Improving market fundamentals and restored sponsor confidence in the macro environment, including greater clarity regarding the direction of interest rates, drove increased transaction execution during 2025. Repayment activity remained elevated during the fourth quarter of 2025, driven by a combination of new transaction activity and selective refinancings, as borrowers continued to capitalize on investor demand and favorable market conditions. While repayment activity may continue to offset new investment deployment, we believe that well-capitalized lenders with available liquidity, existing portfolio company relationships, and strong proprietary sponsor networks are well-positioned to benefit from the positive market momentum.
Despite this market recovery, certain macro-economic risks and uncertainties remain. Changes to trade policies, including the imposition of new tariffs by the current administration, could disrupt supply chains and may negatively impact the financial condition of certain of our portfolio companies as well as the macro-economic environment. Additionally, the rapid evolution and adoption of artificial intelligence technologies may create both opportunities and challenges for businesses, potentially reshaping competitive dynamics, operational models, and workforce requirements across industries. In light of these changes, we are closely monitoring the impacts to our portfolio companies, and we will continue to seek to invest in defensive businesses with low levels of cyclicality, strong levels of free cash flow generation, and multiple channels to source products or materials. There can be no assurance that economic conditions or competitive market dynamics will not adversely impact certain of our portfolio companies, which could impact our future results.
Asset Quality
In addition to various risk management and monitoring tools, we use the Adviser’s investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. Each Investment Team intends to utilize a systematic, consistent approach to credit evaluation, with a particular focus on an acceptable level of debt repayment and deleveraging under a “base case” set of projections (the “Base Case”), which reflects a more conservative estimate than the set of projections provided by a prospective portfolio company, which the Adviser refers to as the “Management Case.” The following is a description of the conditions associated with each investment rating:
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
Churchill regularly monitors and, when appropriate, changes the investment rating assigned to each investment in our portfolio. Each investment team will review the investment ratings in connection with monthly or quarterly portfolio reviews.
The following table shows the investment ratings of the investments in our portfolio as of December 31, 2025 (dollar amounts in thousands):

	December 31, 2025
	Fair Value	% of Portfolio	Number of Portfolio Companies
1	$—	—%	—
2	—	—	—
3	46,910	5.89	4
4	693,752	87.07	103
5	56,086	7.04	8
6	—	—	—
7	—	—	—
8	—	—	—
9	—	—	—
10	—	—	—
Total	$796,748	100.00%	115
As of December 31, 2025, the weighted average Internal Risk Rating of our investment portfolio was 4.0.

Results of Operations
We received our initial seed capital on July 8, 2025 and commenced investment operations on August 1, 2025, the date we purchased the Initial Portfolio, and therefore do not have prior periods with which to compare our investment operating results for the period from July 9, 2025 through December 31, 2025. Operating results for the period from July 9, 2025 through December 31, 2025 were as follows (dollar amounts in thousands):

Period from July 9, 2025 to December 31, 2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$32,423
Payment-in-kind interest income	1,040
Dividend income	399
Other income	299
Total investment income	34,161

Expenses:
Organizational expenses	106
Interest and debt financing expenses	13,355
Management fees	2,542
Income based incentive fees	2,508
Professional fees	491
Board of Trustees’ fees	214
Administration fees	299
Other general and administrative expenses	101
Total expenses	19,616
Incentive fees waived	(2,508)
Net expenses	17,108
Net investment income (loss) before excise taxes	17,053
Excise taxes	23
Net Investment Income	17,030

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	53
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(487)
Total net realized and unrealized gain (loss) on investments	(434)

Net increase (decrease) in net assets resulting from operations	$16,596

Per share data:
Net investment income (loss) per share - basic and diluted	$1.59
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.55
Net increase (decrease) in net assets resulting from operations will vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses, and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
On August 1, 2025, prior to our election to be regulated as a BDC under the 1940 Act, TIAA sold certain portfolio investments to the Company (at fair value) in the amount of $815.3 million (the “Initial Portfolio”). The Company accrued investment income on the Initial Portfolio beginning August 1, 2025. For the period from July 9, 2025 to December 31, 2025, investment income was $34.2 million. We expect our portfolio to continue to grow as we raise capital through our private offering and our investment income to grow commensurately. Shifts in base interest rates, such as SOFR and other applicable benchmark rates, may affect our investment income.
Expenses
Total net expenses for the period from July 9, 2025 through December 31, 2025 were $17.1 million consisting primarily of legal, formation and accounting fees incurred in connection with the organization of the Company, and interest and debt financing expenses incurred in connection with Scotiabank Credit Facility (as defined below), as well as professional fees. We anticipate formation costs to decrease in relation to our income as we continue to ramp up our portfolio.
Net realized gain (loss) and Net change in unrealized gains (losses) on investments
As a result of repayment activity during the period from July 9, 2025 through December 31, 2025, we had a net realized gain of $53 thousand.
We recorded a net change in unrealized loss of $487 thousand for the period from July 9, 2025 through December 31, 2025, which reflects the net change in fair value of our investment portfolio relative to its cost basis over the period.
Financial Condition, Liquidity and Capital Resources
We expect to generate cash primarily from (i) the proceeds of capital drawdowns of our privately placed capital commitments, (ii) cash flows from income earned from our investments and principal repayments, (iii) proceeds from net borrowings on our credit facility and (iv) any future offerings of our equity or debt securities.
Our primary uses of cash will be for (i) investments in portfolio companies in accordance with investment objective and investment strategies and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings under our credit facility or any other financing arrangements, and (iv) cash distributions to the holders of our shares. We believe we have adequate liquidity to support our near-term capital requirements. Due to an uncertain economic outlook and current market volatility, we regularly evaluate our overall liquidity position and take proactive steps to maintain that position based on such circumstances.
Equity
Subscriptions and Drawdowns
The Company is authorized to issue an unlimited number of shares at $0.01 per share par value. We expect to enter into separate subscription agreements with one or more investors providing for the private placement of our shares pursuant to a private offering and may enter into additional subscription agreements from time to time. We held our initial closing on August 1, 2025 (the "Initial Closing"). We may hold additional closings for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Board. As of December 31, 2025, we had received capital commitments totaling $420.0 million ($83.0 million remaining undrawn), all of which is from a wholly owned subsidiary of TIAA, an entity affiliated with the Company.
On July 8, 2025, the Adviser purchased 40 common shares at $25.00 per share. On August 1, 2025, in connection with the acquisition of the Initial Portfolio, the Company issued an aggregate of 12,280,000 common shares at $25.00 per share to a wholly owned subsidiary of TIAA. The following table summarizes total shares issued and proceeds received related to capital activity from inception through December 31, 2025 (dollar amount in thousands except per share data):

Date	Shares Issued	Proceeds Received	Issuance Price per Share
July 8, 2025	40	$1	$25.00
August 1, 2025	12,280,000	$307,000	$25.00
December 30, 2025	1,199,520	$30,000	$25.01
Dividends and Distributions

To the extent that we have taxable income available, we intend to make quarterly distributions to our common shareholders. Dividends and distributions to common shareholders are recorded on the applicable record date. The amount to be distributed to common shareholders is determined by our Board each quarter and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, will generally be distributed at least annually, although we may decide to retain such capital gains for investment.

We have an “opt in” distribution reinvestment plan pursuant to which shareholders may elect to have their cash dividends and other distributions automatically reinvested in additional shares, rather than receiving cash dividends and other distributions. As a result of the foregoing, if our Board authorizes, and we declare, a cash dividend or distribution, shareholders who have opted in to the distribution reinvestment plan will have their cash dividend or other distribution automatically reinvested in additional shares rather than receiving the dividend or other distribution in cash.
The following table summarizes the Company's distributions recorded for the period from July 9, 2025 through December 31, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
September 29, 2025	September 30, 2025	October 10, 2025	$0.48
December 24, 2025	December 26, 2025	January 12, 2026	$0.83
Income Taxes
We have elected and intend to qualify annually to be treated as a RIC for U.S. federal income tax purposes under the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.
Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.
To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we may also be subject to a U.S. federal excise tax, based on distribution requirements of our taxable income on a calendar year basis. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.
We intend to distribute to our shareholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.
Scotiabank Credit Facility
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Company’s asset coverage was 172.00% as of December 31, 2025. Proceeds of the credit facility are used for general corporate purposes, including the funding of portfolio investments.
On August 1, 2025, SPV I entered into a credit agreement (the “Scotiabank Credit Agreement”) with the lenders from time to time parties thereto, the Bank of Nova Scotia, as administrative agent, the Company, as servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. The Scotiabank Credit Agreement provides for borrowings in an aggregate amount of up to $550.0 million (the “Scotiabank Credit Facility”).
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by SPV I and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable spread. As of December 31, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily plus 1.975% per annum. Interest is payable quarterly. Any amounts borrowed under the Scotiabank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 1, 2034. Borrowing under the Scotiabank Credit Facility is subject to certain restrictions contained in the 1940 Act. The Company and SPV I have made customary representations and warranties and are required to comply with various financial covenants, reporting requirements and other customary requirements for similar facilities. The Company and SPV I were in compliance with all covenants and other requirements under the Scotiabank Credit Agreement.
Contractual Obligations
The following tables show the contractual maturities of our debt obligation as of December 31, 2025 (dollar amounts in thousands):

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Scotiabank Credit Facility	$468,500	$—	$—	$—	$468,500
Total debt obligations	$468,500	$—	$—	$—	$468,500
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Advisory Agreement; and
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
Off-Balance Sheet Arrangements
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2025. We may in the future become obligated to fund commitments such as delayed draw commitments, revolvers, and equity investment commitments.
For more information on our off-balance sheet arrangements, commitments and contingencies see Note 7 to the consolidated financial statements in Part I, Item 1 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates, including those relating to the valuation of our portfolio investments, are described below. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, and U.S. Federal Income Taxes, as described below. The valuation of investments is our most significant critical accounting estimate. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed under the heading “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2025.

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
For more information on the fair value hierarchy, our framework for determining fair value and the composition of our portfolio see Note 2 and Note 4 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
Distributions from the Company's investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
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
U.S. Federal Income Taxes
We have elected to be regulated as a BDC under the 1940 Act. We intend to elect, and intend to qualify annually, to be treated as a RIC under the Code; however, no assurance can be given that the Company will be able to qualify for and maintain RIC tax status. So long as we maintain our qualification as a RIC, we generally will not be subject to U.S. federal income or U.S. federal excise taxes on any ordinary income or capital gains that we timely distribute at least annually to our stockholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our stockholders and will not be reflected in our consolidated financial statements.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria nor did the Company have any unrecognized tax benefits.
Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes, which may be significant to our financial results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the turmoil in Europe and the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the Valuation Designee, in accordance with our valuation policy, subject to the oversight of the Board and based on, among other things, the input of the independent third-party valuation firms engaged by the Valuation Designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025, October 29, 2025, and December 10, 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at its January 28, 2026 meeting. These reductions represented cumulative cuts of 75 basis points during 2025, as the Federal Reserve balanced persistent inflationary pressures against signs of labor market softness. Core inflation, while moderating from earlier levels, remains above the Federal Reserve's stated target. Given the evolving economic environment and the Federal Reserve's continued focus on monitoring both inflationary pressures and labor market conditions, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income absent a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will decrease our gross investment income and could result in lower net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in credit spreads on our portfolio investments, reductions in our operating expenses, or decreases in the interest rates on our borrowings.
As of December 31, 2025, on a fair value basis, 94.79% of our debt investments bear interest at a floating rate. As of December 31, 2025, 100.00% of our floating rate debt investments are subject to interest rate floors. Additionally, the Scotiabank Credit Facility is also subject to floating interest rates and are currently paid based on floating SOFR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2025. Interest expense is calculated based on the terms of our credit facility using the outstanding balance as of December 31, 2025. Interest expense on our credit facility is calculated using the interest rate as of December 31, 2025, adjusted for the impact of hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2025.
Actual results could differ significantly from those estimated in the table (dollars amounts in thousands).

Changes in Interest Rates	Interest Income	Interest Expense	Net Income
-300 Basis Points	$(8,679)	$(5,892)	$(2,787)
-200 Basis Points	(6,205)	(3,928)	(2,277)
-100 Basis Points	(3,105)	(1,964)	(1,141)
+100 Basis Points	3,128	1,964	1,164
+200 Basis Points	6,256	3,928	2,328
+300 Basis Points	9,385	5,892	3,493

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below is an index to our financial statements attached to this Annual Report.
NUVEEN CHURCHILL BDC V

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Nuveen Churchill BDC V
Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Nuveen Churchill BDC V and its subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in net assets and cash flows for the period from July 9, 2025 to December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations, changes in its net assets and its cash flows for the period from July 9, 2025 to December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 by correspondence with the custodian, portfolio company investees, fund administrators and agent banks; when replies were not received from agent banks, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 2, 2026

We have served as the Company’s auditor since 2025.

NUVEEN CHURCHILL BDC V
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

December 31, 2025
Assets
Investments
Non-controlled/non-affiliate company investments, at fair value (cost of $797,235)	$796,748
Cash	2,779
Cash equivalents	18,578
Dividend receivable	399
Interest receivable	5,651
Receivable for investments sold	89
Other assets	67
Total assets	$824,311

Liabilities
Secured borrowings (net of $224 deferred financing costs) (See Note 6)	$468,276
Interest payable	6,354
Management fees payable	1,524
Distributions payable	10,192
Board of Trustees' fees payable	128
Accounts payable and accrued expenses	535
Total liabilities	487,009

Commitments and contingencies (See Note 7)

Net Assets: (See Note 8)
Common shares of beneficial interest, par value $0.01 per share, unlimited shares authorized, 13,479,560 common shares issued and outstanding	135
Paid-in-capital in excess of par value	336,843
Total distributable earnings (loss)	324
Total net assets	$337,302

Total liabilities and net assets	$824,311

Net asset value per share (See Note 9)	$25.02
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL BDC V
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share and per share data)

Period from July 9, 2025 to December 31, 2025
Investment income:
Non-controlled/non-affiliated company investments:
Interest income	$32,423
Payment-in-kind interest income	1,040
Dividend income	399
Other income	299
Total investment income	34,161

Expenses:
Organizational expenses	106
Interest and debt financing expenses	13,355
Management fees (See Note 5)	2,542
Income based incentive fees (See Note 5)	2,508
Professional fees	491
Board of Trustees’ fees	214
Administration fees	299
Other general and administrative expenses	101
Total expenses	19,616
Incentive fees waived (See Note 5)	(2,508)
Net expenses	17,108
Net investment income (loss) before excise taxes	17,053
Excise taxes	23
Net Investment Income	17,030

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on non-controlled/non-affiliated company investments	53
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments	(487)
Total net realized and unrealized gain (loss) on investments	(434)

Net increase (decrease) in net assets resulting from operations	$16,596

Per share data:
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.55
Weighted average common shares outstanding	10,688,898
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL BDC V
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

Period from July 9, 2025 to December 31, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$17,030
Net realized gain (loss) on investments	53
Net change in unrealized appreciation (depreciation) on investments	(487)
Net increase (decrease) in net assets resulting from operations	16,596
Shareholder distributions:
Distributions declared from earnings	(16,086)
Net increase (decrease) in net assets resulting from shareholder distributions	(16,086)
Capital share transactions:
Issuance of common shares	337,000
Net increase (decrease) in net assets resulting from capital share transactions	337,000
Total increase (decrease) in net assets	337,510
Net assets, beginning of period	(208)
Net assets, end of period	$337,302
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL BDC V
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, except share and per share data)

Period from July 9, 2025 to December 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,596

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(913,651)
Proceeds from principal repayments and sales of investments	118,003
Payment-in-kind interest	(1,040)
Amortization of premium/accretion of discount, net	(494)
Net realized (gain) loss on investments	(53)
Net change in unrealized (appreciation) depreciation on investments	487
Amortization of deferred financing costs	10
Changes in operating assets and liabilities:
Receivable for investments sold	(89)
Dividend receivable	(399)
Interest receivable	(5,651)
Other assets	(5)
Interest payable	6,354
Management fees payable	1,524
Board of Trustees' fees payable	128
Accounts payable and accrued expenses	264
Net cash provided by (used in) operating activities	(778,016)

Cash flows from financing activities:
Proceeds from issuance of common shares	337,000
Shareholder distributions	(5,894)
Proceeds from secured borrowings	543,500
Repayments of secured borrowings	(75,000)
Payments of deferred financing costs	(234)
Net cash provided by (used in) financing activities	799,372

Net increase (decrease) in Cash and cash equivalents	21,356
Cash and cash equivalents, beginning of period	1
Cash and cash equivalents, end of period	$21,357

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,991
Supplemental disclosure of non-cash flow information:
Distributions payable	$10,192

NUVEEN CHURCHILL BDC V
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, except share and per share data)
The following table provides a reconciliation of cash and cash equivalents reported on the consolidated statement of assets and liabilities that sum to the total of comparable amounts on the consolidated statement of cash flows (dollars in thousands):

December 31, 2025
Cash	$2,779
Cash equivalents	18,578
Total cash and cash equivalents shown on the consolidated statement of cash flows	$21,357
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL BDC V
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands, except share data)

Portfolio Company (1) (2) (4)	Footnotes	Investment	Spread Above Reference Rate (3)	Interest Rate (3)	Maturity Date	Par Amount	Amortized Cost	Fair Value	% of Net Assets (5)
Investments
Debt Investments
Aerospace & Defense
AIM Acquisition, LLC	(8)	First Lien Debt	S + 4.75%	8.58%	12/2/2027	$3,244	$3,233	$3,226	0.96%
AIM Acquisition, LLC	(7) (8)	First Lien Debt	S + 4.75%	8.58%	12/2/2027	11,224	11,224	11,163	3.31%
ERA Industries, LLC (BTX Precision)	(8)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	7/25/2030	885	878	887	0.26%
ERA Industries, LLC (BTX Precision)	(8)	First Lien Debt	S + 4.75%	8.59%	7/25/2030	697	692	699	0.21%
ERA Industries, LLC (BTX Precision)	(8)	First Lien Debt	S + 4.75%	8.47%	7/25/2030	1,545	1,532	1,549	0.46%
PAG Holding Corp. (Precision Aviation Group)	(8)	First Lien Debt	S + 4.75%	8.42%	12/21/2029	200	200	199	0.06%
STS Holding, Inc.	(8)	First Lien Debt	S + 4.75%	8.42%	11/12/2030	1,470	1,439	1,403	0.42%
Valkyrie Intermediate, LLC		Subordinated Debt	N/A	10.50% (Cash) 1.00% (PIK)	11/17/2027	10,473	10,356	10,402	3.08%
Total Aerospace & Defense							29,554	29,528	8.76%

Automotive
OEP Glass Purchaser, LLC (PGW Auto Glass)	(8)	First Lien Debt	S + 4.75%	8.63%	4/18/2028	20,000	19,880	19,951	5.91%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(7) (8)	First Lien Debt	S + 5.00%	8.73%	11/1/2029	385	380	379	0.11%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.75%	8.48%	11/1/2029	3,186	—	(48)	(0.01)%
Randys Holdings, Inc. (Randy's Worldwide Automotive)	(7) (8)	First Lien Debt	S + 4.75%	8.48%	11/1/2029	796	793	785	0.23%
Total Automotive							21,053	21,067	6.24%

Banking, Finance, Insurance, Real Estate
Aprio Advisory Group, LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.62%	8/1/2031	4,966	—	(24)	(0.01)%
Aprio Advisory Group, LLC	(6)	Revolving Loan	S + 4.75%	8.62%	8/1/2031	453	(2)	(2)	—%
Cohen Advisory, LLC	(8)	First Lien Debt	S + 4.50%	8.17%	12/31/2031	4,733	4,699	4,733	1.40%
Compex Legal Services, Inc.	(8)	First Lien Debt	S + 5.75%	9.72%	3/31/2028	3,692	3,679	3,679	1.09%
Knight AcquireCo, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	11/8/2032	1,376	—	(3)	—%
Knight AcquireCo, LLC	(7) (8)	First Lien Debt	S + 4.50%	8.37%	11/8/2032	4,127	4,116	4,118	1.22%
Smith & Howard Advisory LLC	(8)	First Lien Debt	S + 4.75%	8.59%	11/26/2030	2,429	2,407	2,384	0.71%
Total Banking, Finance, Insurance, Real Estate							14,899	14,885	4.41%

Beverage, Food & Tobacco
Boardwalk Buyer LLC (Death Wish Coffee)	(7) (8)	First Lien Debt	S + 4.75%	8.52%	9/28/2028	19,896	19,896	19,896	5.90%
Commercial Bakeries Corp.	(8) (11)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	5,251	5,157	5,223	1.55%
Commercial Bakeries Corp.	(8) (11)	First Lien Debt	S + 5.25%	8.92%	9/25/2029	3,500	3,495	3,481	1.03%
FoodScience, LLC	(8)	First Lien Debt	S + 4.75%	8.62%	11/14/2031	4,927	4,844	4,896	1.45%
Naturpak PPC Buyer LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	12/22/2032	828	—	(4)	—%
Naturpak PPC Buyer LLC	(8)	First Lien Debt	S + 4.50%	8.19%	12/22/2032	3,643	3,625	3,625	1.07%
Refresh Buyer, LLC (Sunny Sky Products)	(8)	First Lien Debt (Delayed Draw)	S + 4.75%	8.35%	12/23/2028	375	369	367	0.11%
Sara Lee Frozen Bakery, LLC (f/k/a KSLB Holdings, LLC)	(8)	First Lien Debt	S + 5.00%	8.99%	7/30/2027	10,919	10,829	10,750	3.19%
Watermill Express, LLC	(7) (8)	First Lien Debt	S + 4.75%	8.60%	4/30/2031	13,970	13,970	13,970	4.14%
WCHG Buyer, Inc. (Handgards, LLC)	(8)	First Lien Debt	S + 4.75%	8.47%	4/10/2031	16,727	16,474	16,722	4.96%
Total Beverage, Food & Tobacco							78,659	78,926	23.40%

Capital Equipment
American Louver Company, LLC	(7) (8)	First Lien Debt	S + 5.00%	8.67%	10/1/2030	3,893	3,860	3,861	1.14%
Clean Solutions Buyer, Inc.	(8)	First Lien Debt	S + 4.50%	8.22%	9/9/2030	11,299	11,203	11,152	3.31%
Motion & Control Enterprises LLC	(8)	First Lien Debt	S + 6.00%	9.77%	6/1/2028	247	245	245	0.07%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(8)	First Lien Debt (Delayed Draw)	S + 5.25%	9.16%	4/4/2029	786	775	776	0.23%
Rhino Intermediate Holding Company, LLC (Rhino Tool House)	(8)	First Lien Debt	S + 5.25%	9.16%	4/4/2029	8,249	8,146	8,144	2.41%
SkyMark Refuelers, LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	12/16/2032	1,828	1,233	1,224	0.36%
SkyMark Refuelers, LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.21%	12/16/2032	2,729	—	(13)	—%
SkyMark Refuelers, LLC	(8)	First Lien Debt	S + 4.50%	8.21%	12/16/2032	5,443	5,417	5,417	1.61%
USA Industries Holdings LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.25%	7.99%	12/10/2032	1,388	—	(7)	—%
USA Industries Holdings LLC	(8)	First Lien Debt	S + 4.25%	7.99%	12/10/2032	2,429	2,417	2,418	0.72%
Total Capital Equipment							33,296	33,217	9.85%

Chemicals, Plastics, & Rubber
Chroma Color Corporation	(8)	First Lien Debt (Delayed Draw)	S + 4.25%	8.09%	4/23/2029	1,246	1,229	1,230	0.36%
Chroma Color Corporation	(8)	First Lien Debt	S + 4.25%	8.09%	4/23/2029	2,660	2,624	2,625	0.78%
Tangent Technologies Acquisition, LLC	(8)	First Lien Debt	S + 4.75%	8.77%	11/30/2027	7,679	7,589	7,646	2.27%
WCI-Momentum Bidco, LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	12/31/2032	279	—	(1)	—%
WCI-Momentum Bidco, LLC	(8)	First Lien Debt	S + 4.75%	8.42%	12/31/2032	1,397	1,390	1,390	0.41%
Total Chemicals, Plastics, & Rubber							12,832	12,890	3.82%

Construction & Building
Athlete Buyer, LLC (Allstar Holdings)		Subordinated Debt	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	527	508	496	0.15%
Athlete Buyer, LLC (Allstar Holdings)		Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	527	508	496	0.15%
Athlete Buyer, LLC (Allstar Holdings)		Subordinated Debt (Delayed Draw)	N/A	1.00% (Cash) 13.00% (PIK)	4/26/2030	11,598	11,167	10,903	3.23%
Hyphen Solutions, LLC	(7) (8)	First Lien Debt	S + 4.50%	8.22%	8/6/2032	4,167	4,167	4,171	1.24%
ICE USA Infrastructure, Inc.	(8)	First Lien Debt	S + 5.75%	9.47%	3/15/2030	1,522	1,484	1,472	0.44%
ICE USA Infrastructure, Inc.	(8)	First Lien Debt	S + 5.75%	9.47%	3/15/2030	2,659	2,593	2,572	0.76%
MEI Buyer LLC	(8)	First Lien Debt	S + 4.25%	7.97%	6/29/2029	6,287	6,287	6,287	1.86%
Royal Holdco Corporation (RMA Companies)	(8)	First Lien Debt	S + 4.50%	8.24%	12/30/2030	10,859	10,762	10,761	3.19%
SCIC Buyer, Inc.	(8)	First Lien Debt	S + 4.75%	8.42%	3/28/2031	4,174	4,151	4,257	1.26%
Vertex Service Partners, LLC	(8)	First Lien Debt	S + 6.00%	9.67%	11/8/2030	2,189	2,209	2,182	0.65%
WSB Engineering Holdings Inc.	(8)	First Lien Debt	S + 4.50%	8.32%	8/31/2029	4,991	4,947	4,946	1.47%
Total Construction & Building							48,783	48,543	14.40%

Consumer Goods: Durable
DRS Holdings III, Inc.	(7) (8)	First Lien Debt	S + 5.25%	8.97%	11/1/2028	2,016	2,007	2,007	0.59%
Total Consumer Goods: Durable							2,007	2,007	0.59%

Consumer Goods: Non-Durable
Bradford Soap International, Inc.	(6) (8)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/28/2031	1,005	—	(5)	—%
Bradford Soap International, Inc.	(8)	First Lien Debt	S + 4.75%	8.47%	8/28/2031	3,016	3,002	3,001	0.89%
KL Bronco Acquisition, Inc. (Elevation Labs)	(8)	First Lien Debt	S + 5.25%	9.19%	6/30/2028	5,080	5,080	5,067	1.50%
MPG Parent Holdings, LLC (Market Performance Group)	(8)	First Lien Debt	S + 5.00%	8.99%	1/8/2030	774	778	778	0.23%
Total Consumer Goods: Non-Durable							8,860	8,841	2.62%

Containers, Packaging & Glass
good2grow LLC	(8)	First Lien Debt	S + 5.50%	9.47%	12/1/2027	3,238	3,238	3,238	0.96%
good2grow LLC	(8)	First Lien Debt	S + 4.50%	8.47%	12/1/2027	16,762	16,761	16,683	4.95%
Ivex Holdco Inc. (Specialized Packaging Group)	(8) (11)	First Lien Debt	S + 5.50%	9.64%	12/17/2027	16,807	16,753	16,802	4.98%
Ivex Holdco Inc. (Specialized Packaging Group)	(8) (11)	First Lien Debt	S + 5.50%	9.64%	12/17/2027	3,092	3,092	3,091	0.92%
Online Labels Group, LLC	(8)	First Lien Debt	S + 4.75%	8.42%	12/19/2029	2,643	2,643	2,643	0.78%
Performance Packaging Buyer, LLC	(8)	First Lien Debt	S + 4.50%	8.34%	4/15/2031	4,934	4,889	4,887	1.45%
Total Containers, Packaging & Glass							47,376	47,344	14.04%

Energy: Electricity
Environ Energy, LLC	(6)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	10/1/2031	2,684	(19)	(18)	(0.01)%
Environ Energy, LLC	(8)	First Lien Debt	S + 5.25%	9.07%	10/1/2031	4,563	4,530	4,533	1.34%
Tinicum Voltage Acquisition Corp.	(8)	First Lien Debt	S + 4.75%	9.04%	12/15/2028	1,290	1,281	1,281	0.38%
Total Energy: Electricity							5,792	5,796	1.71%

Environmental Industries
CLS Management Services, LLC (Contract Land Staff)	(8)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	3/27/2030	1,691	1,678	1,678	0.50%
CLS Management Services, LLC (Contract Land Staff)	(8)	First Lien Debt	S + 5.00%	8.67%	3/27/2030	1,719	1,705	1,705	0.51%
NFM & J, L.P. (The Facilities Group)	(7) (8)	First Lien Debt	S + 5.75%	9.69%	11/30/2027	11,783	11,593	11,625	3.45%
SI Solutions, LLC	(8)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	5,378	5,356	5,359	1.59%
SI Solutions, LLC	(8)	First Lien Debt	S + 4.75%	8.42%	8/15/2030	4,585	4,567	4,569	1.35%
Total Environmental Industries							24,899	24,936	7.40%

Healthcare & Pharmaceuticals
AB Centers Acquisition Corporation (Action Behavior Centers)	(8)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	321	327	319	0.09%
AB Centers Acquisition Corporation (Action Behavior Centers)	(8)	First Lien Debt	S + 5.25%	8.97%	7/2/2031	2,353	2,346	2,335	0.69%
ARC Health OPCO, LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	3,333	(48)	(98)	(0.03)%
ARC Health OPCO, LLC		Subordinated Debt	N/A	8.00% (Cash) 5.00% (PIK)	4/10/2031	6,743	6,547	6,545	1.94%
Bluebird PM Buyer, Inc.	(8)	First Lien Debt	S + 4.75%	8.42%	2/3/2032	3,944	3,915	3,980	1.18%
Bridges Consumer Healthcare Intermediate LLC	(8)	First Lien Debt	S + 5.25%	8.92%	12/22/2031	2,683	2,628	2,643	0.78%
Eyesouth Eye Care Holdco LLC	(8)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	10/5/2029	1,691	1,665	1,666	0.49%
Eyesouth Eye Care Holdco LLC	(8)	First Lien Debt	S + 5.50%	9.32%	10/5/2029	14	14	14	—%
FH DMI Buyer, Inc.	(8)	First Lien Debt	S + 5.00%	8.67%	10/11/2030	1,656	1,642	1,656	0.49%
Health Management Associates, Inc.	(8)	First Lien Debt (Delayed Draw)	S + 6.25%	10.34%	3/30/2029	894	888	889	0.26%
Health Management Associates, Inc.	(8)	First Lien Debt	S + 6.25%	10.34%	3/30/2029	9,013	8,956	8,958	2.66%
HMN Acquirer Corp.	(8)	First Lien Debt	S + 4.50%	8.17%	11/5/2031	2,997	2,952	2,970	0.88%
Lavie Group, Inc.	(7) (8)	First Lien Debt	S + 5.00%	8.90%	10/12/2029	1,938	1,920	1,921	0.57%
Midwest Eye Services, LLC	(8)	First Lien Debt	S + 4.50%	8.32%	8/20/2027	15,271	15,159	15,262	4.52%
QHR Health, LLC	(8)	First Lien Debt (Delayed Draw)	S + 5.25%	9.07%	5/28/2027	2,361	2,361	2,347	0.70%
QHR Health, LLC	(8)	First Lien Debt	S + 5.25%	9.07%	5/28/2027	17,535	17,535	17,429	5.17%
VMG Holdings LLC (VMG Health)	(6)	First Lien Debt (Delayed Draw)	S + 5.00%	8.67%	12/23/2031	227	—	(2)	—%
VMG Holdings LLC (VMG Health)	(8)	First Lien Debt	S + 5.00%	8.69%	4/16/2030	455	453	451	0.13%
VMG Holdings LLC (VMG Health)	(8)	First Lien Debt	S + 5.00%	8.67%	4/16/2030	149	147	148	0.04%
VSC Specialty Molding Acquisition LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.43%	10/6/2031	1,292	—	(5)	—%
VSC Specialty Molding Acquisition LLC	(8)	First Lien Debt	S + 4.50%	8.43%	10/6/2031	2,128	2,116	2,119	0.63%
Total Healthcare & Pharmaceuticals							71,523	71,547	21.19%

High Tech Industries
Exterro, Inc.	(8)	First Lien Debt	S + 5.25%	9.02%	6/1/2027	20,000	20,159	19,854	5.89%
GNX HBS PARENT, LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.42%	9/30/2031	1,706	—	(7)	—%
GNX HBS PARENT, LLC	(8)	First Lien Debt	S + 4.75%	8.42%	9/30/2031	2,901	2,886	2,889	0.86%
GS AcquisitionCo, Inc.	(7) (8)	First Lien Debt	S + 5.25%	8.92%	5/25/2028	11,834	11,802	11,675	3.46%
Infobase Acquisition, Inc.	(8)	First Lien Debt	S + 5.50%	9.35%	6/14/2028	5,679	5,650	5,679	1.68%
Prosci, Inc.	(8)	First Lien Debt	S + 4.50%	8.32%	11/18/2030	20,000	20,000	19,900	5.90%
Specialist Resources Global Inc.	(8)	First Lien Debt	S + 5.00%	8.72%	9/23/2027	122	122	122	0.04%
Stratix Holding Corporation	(8)	First Lien Debt	S + 4.75%	8.35%	9/15/2028	13,369	13,369	13,324	3.95%
Venture Buyer, LLC (Velosio)	(7) (8)	First Lien Debt	S + 5.25%	8.97%	3/1/2030	4,944	4,944	4,944	1.47%
Total High Tech Industries							78,932	78,380	23.25%

Hotel, Game & Leisure
Davidson Hotel Company LLC	(8)	First Lien Debt	S + 5.00%	8.72%	10/31/2031	1,250	1,245	1,263	0.37%
Total Hotel, Game & Leisure							1,245	1,263	0.37%

Media: Advertising, Printing & Publishing
Calienger Acquisition, L.L.C. (Wpromote, LLC)	(8)	First Lien Debt	S + 5.75%	9.72%	10/23/2028	2,296	2,283	2,284	0.68%
VS Professional Training Acquisitionco, LLC	(8)	First Lien Debt	S + 5.25%	8.97%	9/30/2026	6,296	6,296	6,257	1.85%
VS Professional Training Acquisitionco, LLC	(8)	First Lien Debt	S + 5.25%	8.97%	9/30/2026	2,690	2,690	2,674	0.79%
Total Media: Advertising, Printing & Publishing							11,269	11,215	3.32%

Services: Business
All4 Buyer, LLC	(8)	First Lien Debt	S + 4.25%	8.11%	1/23/2032	2,008	1,989	1,990	0.59%
Archer Acquisition, LLC (ARMstrong)	(8)	First Lien Debt	S + 4.75%	8.52%	10/8/2029	3,988	3,955	3,956	1.17%
Astra Service Partners, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.75%	8.34%	11/26/2032	1,130	—	(4)	—%
Astra Service Partners, LLC	(7) (8)	First Lien Debt	S + 4.75%	8.34%	11/26/2032	3,434	3,421	3,422	1.01%
Bounteous, Inc.	(8)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	4,128	4,120	4,128	1.22%
Bounteous, Inc.	(8)	First Lien Debt (Delayed Draw)	S + 4.75%	8.47%	8/2/2029	340	339	340	0.10%
Bounteous, Inc.	(8)	First Lien Debt	S + 4.75%	8.47%	8/2/2029	7,975	7,959	7,974	2.36%
Bounteous, Inc.	(8)	First Lien Debt	S + 4.75%	8.47%	8/2/2029	3,730	3,723	3,730	1.11%
Bullhorn, Inc.	(7) (8)	First Lien Debt	S + 5.00%	8.72%	10/1/2029	17,764	17,629	17,764	5.27%
Caldwell & Gregory LLC		Subordinated Debt	S + 8.75%	9.92% (Cash) 2.50% (PIK)	3/31/2031	6,730	6,813	6,790	2.01%
Element 78 Partners, LLC (E78)	(8)	First Lien Debt (Delayed Draw)	S + 5.50%	9.32%	12/1/2027	5,016	5,016	4,965	1.47%
Element 78 Partners, LLC (E78)	(8)	First Lien Debt	S + 5.50%	9.32%	12/1/2027	9,320	9,320	9,225	2.73%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(7) (8)	First Lien Debt	S + 5.75%	9.60%	12/23/2026	12,731	12,731	12,712	3.77%
Empower Brands Franchising, LLC (f/k/a Lynx Franchising LLC)	(7) (8)	First Lien Debt	S + 5.75%	9.60%	12/23/2026	7,166	7,166	7,156	2.12%
Env Automation Acquisition, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.24%	12/8/2031	2,052	—	(10)	—%
Env Automation Acquisition, LLC	(7) (8)	First Lien Debt	S + 4.50%	8.24%	12/8/2031	4,240	4,219	4,220	1.25%
LRN Corporation (Lion Merger Sub, Inc.)	(7) (8)	First Lien Debt	S + 5.25%	8.95%	12/17/2027	16,057	16,057	15,999	4.74%
M&S Holdings Buyer, Inc.	(6)	First Lien Debt (Delayed Draw)	S + 4.75%	8.44%	12/23/2032	376	—	(2)	—%
M&S Holdings Buyer, Inc.	(8)	First Lien Debt	S + 4.75%	8.44%	12/23/2032	2,070	2,060	2,060	0.61%
Olympus US Bidco LLC (Phaidon International)	(8) (11)	First Lien Debt	S + 5.50%	9.44%	8/22/2029	546	533	528	0.16%
Redwood Services Group, LLC (Evergreen Services Group)	(7) (8)	First Lien Debt	S + 5.25%	8.93%	6/15/2029	4,713	4,677	4,713	1.40%
Sagebrush Buyer, LLC (Province)	(8)	First Lien Debt	S + 5.00%	8.72%	7/1/2030	2,495	2,473	2,474	0.73%
Sentinel Technologies, Inc	(8)	First Lien Debt	S + 4.50%	8.35%	11/3/2031	2,419	2,407	2,408	0.71%
TSS Buyer, LLC (Technical Safety Services)	(8)	First Lien Debt	S + 5.50%	9.32%	6/22/2029	17,960	17,960	17,960	5.32%
UBEO, LLC		Subordinated Debt	N/A	11.00%	1/3/2029	12,000	11,944	12,000	3.56%
VRC Companies, LLC (Vital Records Control)	(7) (8)	First Lien Debt	S + 5.50%	9.19%	6/29/2027	4,749	4,749	4,749	1.41%
VRC Companies, LLC (Vital Records Control)	(7) (8)	First Lien Debt	S + 5.50%	9.34%	6/29/2027	13,085	13,063	13,085	3.88%
Total Services: Business							164,323	164,332	48.70%

Services: Consumer
360 Holdco, Inc. (360 Training)	(8)	First Lien Debt	S + 4.75%	8.42%	8/2/2028	1,925	1,925	1,908	0.57%
Excel Fitness Consolidator LLC	(8)	First Lien Debt	S + 4.50%	8.42%	4/29/2030	3,781	3,781	3,753	1.11%
Legacy Service Partners, LLC	(6)	Subordinated Debt (Delayed Draw)	N/A	13.25% (PIK)	11/10/2032	47	(1)	(1)	—%
Legacy Service Partners, LLC		Subordinated Debt	N/A	13.25% (PIK)	11/10/2032	53	51	52	0.02%
Legacy Service Partners, LLC	(6) (8)	First Lien Debt (Delayed Draw)	S + 4.50%	8.17%	11/10/2031	100	—	(1)	—%
Legacy Service Partners, LLC	(8)	First Lien Debt	S + 4.50%	8.17%	11/10/2031	11,522	11,478	11,448	3.39%
North Haven Spartan US Holdco LLC	(8)	First Lien Debt (Delayed Draw)	S + 5.75%	9.49%	6/8/2026	797	797	797	0.24%
North Haven Spartan US Holdco LLC	(7) (8)	First Lien Debt (Delayed Draw)	S + 5.75%	9.49%	6/8/2026	8,299	8,298	8,298	2.46%
North Haven Spartan US Holdco LLC	(8)	First Lien Debt	S + 5.75%	9.49%	6/8/2026	9,189	9,189	9,189	2.72%
Perennial Services Group, LLC	(6) (7)	First Lien Debt (Delayed Draw)	S + 4.50%	8.19%	12/23/2032	4,219	—	(21)	(0.01)%
Perennial Services Group, LLC	(7) (8)	First Lien Debt	S + 4.50%	8.19%	12/23/2032	5,781	5,753	5,753	1.71%
Total Services: Consumer							41,271	41,175	12.21%

Sovereign & Public Finance
Renaissance Buyer, LLC (LMI Consulting, LLC)	(8)	First Lien Debt	S + 5.25%	8.94%	7/18/2028	5,575	5,622	5,575	1.65%
Total Sovereign & Public Finance							5,622	5,575	1.65%

Telecommunications
BCM One, Inc.	(8)	First Lien Debt	S + 4.50%	8.43%	11/17/2027	12,523	12,523	12,523	3.71%
BCM One, Inc.	(8)	First Lien Debt (Delayed Draw)	S + 4.50%	8.43%	11/17/2027	3,967	3,967	3,967	1.18%
MBS Holdings, Inc.	(7) (8)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	796	796	796	0.24%
MBS Holdings, Inc.	(7) (8)	First Lien Debt	S + 5.00%	8.92%	4/16/2027	19,100	19,099	19,099	5.66%
Sapphire Telecom, Inc.	(8)	First Lien Debt	S + 5.00%	8.67%	6/27/2029	3,241	3,241	3,244	0.96%
Total Telecommunications							39,626	39,629	11.75%

Transportation: Cargo
FSK Pallet Holding Corp. (Kamps Pallets)	(8)	First Lien Debt	S + 6.25%	10.24%	12/23/2026	13,322	13,126	13,132	3.89%
FSK Pallet Holding Corp. (Kamps Pallets)	(8)	First Lien Debt	S + 6.75%	10.83%	12/23/2026	745	737	738	0.22%
Total Transportation: Cargo							13,863	13,870	4.11%

Transportation: Consumer
EVDR Purchaser, Inc.	(8)	First Lien Debt	S + 4.50%	8.23%	2/14/2031	5,896	5,891	5,867	1.74%
Total Transportation: Consumer							5,891	5,867	1.74%

Utilities: Electric
Force Electrical Buyerco, LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.37%	10/21/2032	4,606	49	29	0.01%
Force Electrical Buyerco, LLC	(8)	First Lien Debt	S + 4.50%	8.37%	10/21/2032	2,702	2,689	2,691	0.80%
Pinnacle Supply Partners, LLC	(8)	First Lien Debt	S + 6.25%	10.12%	4/3/2030	2,112	2,101	2,013	0.60%
RMS Energy Borrower LLC	(8)	First Lien Debt	S + 4.50%	8.22%	9/30/2032	6,581	6,548	6,545	1.94%
RMS Energy Borrower LLC	(6)	First Lien Debt (Delayed Draw)	S + 4.50%	8.22%	9/30/2032	1,199	(3)	(6)	—%
Total Utilities: Electric							11,384	11,272	3.35%

Utilities: Water
USA Water Intermediate Holdings, LLC	(8)	First Lien Debt	S + 4.75%	8.57%	2/21/2031	4,305	4,305	4,305	1.28%
Total Utilities: Water							4,305	4,305	1.28%

Wholesale
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(8)	First Lien Debt (Delayed Draw)	S + 5.50%	9.47%	1/19/2029	1,951	1,935	1,923	0.57%
INS Intermediate II, LLC (Ergotech DBA Industrial Networking Solutions)	(8)	First Lien Debt	S + 5.50%	9.47%	1/19/2029	5,252	5,206	5,175	1.53%
Total Wholesale							7,141	7,098	2.10%

Total Debt Investments							$784,405	$783,508	232.26%

Portfolio Company (1) (2) (4)	Footnotes	Investment	Acquisition Date	Shares / Units	Cost	Fair Value	% of Net Assets (5)
Equity Investments
Capital Equipment
ATL GSE Holdings, LP	(9)	Class A Units	12/16/2025	126	126	126	0.04%
Total Capital Equipment					126	126	0.04%

Consumer Goods: Durable
LH Equity Investors, L.P.	(6) (9) (10)	Limited Partnership Interests	9/3/2025	1,500,000	1,444	2,029	0.60%
Total Consumer Goods: Non-durable					1,444	2,029	0.60%

Containers, Packaging & Glass
Conversion Holdings, L.P. (Specialized Packaging Group)	(9) (11)	Class A Units	8/1/2025	171,030	205	221	0.07%
Total Containers, Packaging & Glass					205	221	0.07%

Healthcare & Pharmaceuticals
HMA Equity, LP (Health Management Associates)	(9)	AA Equity Co-Invest	8/1/2025	297,780	320	302	0.09%
VSC Specialty Molding Holdings LLC	(9)	Class A Units	10/6/2025	925	92	92	0.03%
WE Select Fund 3, L.P.	(9) (10)	Limited Partnership Interests	9/10/2025	1,165,000	1,193	1,436	0.43%
Total Healthcare & Pharmaceuticals					1,605	1,830	0.55%

High Tech Industries
GNX HBS Holdings, LLC	(9)	LP Interests	10/1/2025	69	69	69	0.02%
Three Rivers Co-Investment, L.P.	(9) (10)	LP Interests	11/7/2025	1,300,000	1,302	1,300	0.39%
Total High Tech Industries					1,371	1,369	0.41%

Services: Business
Concord FG Holdings, LP (E78)	(9)	Class A Common Units	8/1/2025	895	949	537	0.16%
M&S Group Holdings,LLC	(9)	Common Equity	12/23/2025	1,467	147	147	0.04%
NMSEF II Holdings I, L.P.	(9) (10)	Limited Partnership Interests	9/29/2025	1,165,000	1,170	1,164	0.35%
NMS VONA Case Management Acquisition, LP	(9) (10)	Class A Common Units	11/25/2025	2,793	1,500	1,500	0.44%
Schill Blocker Agg, LLC	(9) (10)	Limited Partnership Interests	12/12/2025	3,000,000	3,000	3,000	0.89%
STech Investors, LP	(9)	Class A Units	11/3/2025	465	46	46	0.01%
Total Services: Business					6,812	6,394	1.89%

Services: Consumer
Legacy Parent Holdings, LLC (Legacy Service Partners)	(9)	Class B Units	8/1/2025	1,088	141	145	0.04%
Legacy Parent Holdings, LLC (Legacy Service Partners)	(9)	Class B Units	8/1/2025	27	4	4	—%
Total Services: Consumer					145	149	0.04%

Wholesale
Lettermen's Parent Holding, LLC	(9)	Common Units	11/20/2025	10,000	1,000	1,000	0.30%
Lettermen's Parent Holding, LLC	(9)	Common Units	12/5/2025	1,215	122	122	0.04%
Total Wholesale					1,122	1,122	0.34%

Total Equity Investments					$12,830	$13,240	3.94%

Total Investments					$797,235	$796,748	236.20%

Portfolio Company (1)	Footnotes	Interest Rate	Shares	Cost	Fair Value	% of Net Assets (5)
Cash Equivalents
BlackRock Liquidity Funds T-Fund - Institutional Class		4.00%	18,578,150	$18,578	$18,578	5.51%
Total Cash Equivalents				18,578	18,578	5.51%

Total Investments & Cash Equivalents				$815,813	$815,326	241.71%
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
(3)The majority of the investments bear interest at rates that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each such investment, the Company has provided the spread over SOFR and the current contractual interest rate in effect at December 31, 2025. As of December 31, 2025, effective rates for 1M S, 3M S, 6M S, and 12M S are 3.69%, 3.65%, 3.57% and 3.42%, respectively. For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2025. Certain investments are subject to a SOFR floor. For fixed rate loans, a spread above a reference rate is not applicable.
(4)Investment valued using unobservable inputs (Level 3), unless noted otherwise. See Note 2 “Significant Accounting Policies - Valuation of Portfolio Investments” and Note 4 “Fair Value Measurement” for more information.
(5)Percentage is based on net assets of $337,302 as of December 31, 2025.
(6)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion.
(7)Investment is a unitranche position.
(8)Denotes that all or a portion of the assets are owned by SPV I (as defined in the Note 1 "Organization"). SPV I has entered into a senior secured revolving credit facility (the “Scotiabank Credit Facility”) on August 1, 2025. The lenders of the Scotiabank Credit Facility have a first lien security interest in substantially all of the assets of SPV I. Accordingly, such assets are not available to creditors of the Company.
(9)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be a “restricted security” under the Securities Act. As of December 31, 2025, the Company held eighteen restricted securities with an aggregate fair value of $13,240, or 3.93% of the Company’s net assets.
(10)Investments measured at net asset value (“NAV”). See Note 2 “Significant Accounting Policies – Valuation of Portfolio Investments” for more information.
(11)The investment is considered a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 3.56% of the Company's total assets calculated in accordance with the 1940 Act.
The accompanying notes are an integral part of these consolidated financial statements.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

1. ORGANIZATION
Nuveen Churchill BDC V (“BDC V”, and together with its consolidated subsidiaries, the "Company"), a Delaware statutory trust, was formed on May 22, 2025. The Company is a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Pursuant to a private offering of our common shares of beneficial interest (the "Private Offering"), we are offering shares to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemptions from the registration requirements of the Securities Act. We expect to enter into separate subscription agreements with one or more investors relating to the Private Offering, pursuant to which each investor will make a capital commitment to purchase shares. The initial closing of the Private Offering was held on August 1, 2025 (the "Initial Closing").The Company may hold additional closings for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Company’s board of trustees (the “Board”).

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”), and pursuant to Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the period presented, have been included. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value unless otherwise disclosed herein.
Consolidation
As provided under ASC 946, BDC V generally will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to BDC V. Accordingly, the consolidated financial statements include the accounts of BDC V and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Cash, Cash Equivalents and Restricted Cash
Cash and restricted cash represent cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. Cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. Cash, restricted cash and cash equivalents are carried at cost, which approximate fair value. As of December 31, 2025, the Company did not hold any restricted cash and held $18,578 of cash equivalents.
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

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
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

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) income provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. This non-cash source of income is included when determining what must be paid to shareholders in the form of distributions in order for the Company to qualify for and maintain its tax treatment as a RIC, even though the Company has not yet collected cash. For the period from July 9, 2025 to December 31, 2025, the Company earned $1,040 in PIK income provisions, representing 3.04% of total investment income.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio companies and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. For the period from July 9, 2025 to December 31, 2025, the Company earned $399 of dividend income on its equity investments.
Distributions from the Company's equity investments in other investment companies occur at irregular intervals and the exact timing of the distributions cannot be determined. The classification of distributions received, including return of capital, realized gains and dividend income, is based on information received from the portfolio company.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the period from July 9, 2025 to December 31, 2025, the Company earned $299 in other income, primarily related to prepayment and amendment fees.
Loans are generally placed on non-accrual status when a payment default occurs or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments. The Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. As of December 31, 2025, there were no loans in the Company's portfolio on non-accrual status.
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

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
liabilities. The amortization of such costs is included in interest and debt financing expenses in the accompanying consolidated statement of operations.
Organization and Offering Costs
Organization costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Company. For the period from July 9, 2025 to December 31, 2025, the Company incurred $106 in organizational expenses. Offering costs consist primarily of fees and expenses incurred in connection with the offering of the Company's shares, as well as legal, printing and other costs associated with the preparation and filing of the Company's registration statement and offering materials. Offering costs, if any, are recognized as a deferred charge and amortized on a straight-line basis over 12 months.
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
In addition, based on the excise distribution requirements, BDC V is subject to a nondeductible 4% U.S. federal excise tax on undistributed income unless BDC V distributes (or is deemed to distribute) in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ended October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For this purpose, however, any ordinary income or capital gain net income retained by BDC V that is subject to U.S. federal income tax is considered to have been distributed. BDC V intends to timely distribute to its shareholders substantially all of its annual taxable income for each year, except that BDC V may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, BDC V may choose to carry forward ICTI for distribution in the following year and pay any applicable U.S. federal excise tax. For the period ended December 31, 2025, BDC V incurred $23 in excise tax.
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

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
Segment Reporting
The Company is externally managed by Churchill and operates as a single reportable segment in accordance with ASC Topic 280, Segment Reporting ("ASC 280"). The Company's sole business activity is deriving investment income from its portfolio of investments. The Company's accounting policies are described in Note 2, Significant Accounting Policies. The Company's chief operating decision makers ("CODM") are the investment committee, comprised of senior investment personnel from the Churchill investment teams, and the Chief Executive Officer and Chief Financial Officer. The CODM assess the Company's performance based on: (i) net investment income, (ii) net realized and unrealized gains (losses) from investments, and (iii) net increase (decrease) in net assets resulting from operations, all of which are reported in the consolidated statement of operations. The CODM may also evaluate performance through industry benchmarking analyses using metrics disclosed in Note 9, Consolidated Financial Highlights. Churchill, subject to Board oversight, manages the Company's day-to-day operations and provides investment advisory and management services. All investment decisions require unanimous approval from the investment committee members. The operating expense categories and information presented in the consolidated statement of operations fully reflect the significant expense categories and amounts regularly provided to the CODM for decision-making purposes.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring public business entities to disclose specific categories in the rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold, and present disaggregated information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, although retrospective application is permitted. As the Company intends to elect to be treated as a RIC under the Code, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to shareholders, provided it satisfies certain requirements, including minimum distribution requirements. Accordingly, the Company generally does not incur significant federal income tax liability and the enhanced disclosure requirements under ASU 2023-09 related to the federal income tax rate reconciliation are not applicable to the Company. The Company is, however, subject to a federal excise tax and certain state and local taxes. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on the consolidated financial statements.

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
3. INVESTMENTS
As of December 31, 2025, the Company's investments consisted of the following:

	December 31, 2025
	Cost	Fair Value	% of Fair Value
First-Lien Debt	$736,560	$735,923	92.37%
Subordinated Debt[1]	47,845	47,585	5.97%
Equity Investments	12,830	13,240	1.66%
Total	$797,235	$796,748	100.00%
_____________________
1As of December 31, 2025, Subordinated Debt was comprised of second lien term loans and/or second lien notes of $6,790 and mezzanine debt of $40,795 at fair value; Subordinated Debt was comprised of second lien term loans and/or second lien notes of $6,813 and mezzanine debt of $41,032 at cost.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
The industry composition of the Company's portfolio as a percentage of fair value as of December 31, 2025 was as follows:

Industry	December 31, 2025
Aerospace & Defense	3.71%
Automotive	2.64%
Banking, Finance, Insurance & Real Estate	1.87%
Beverage, Food & Tobacco	9.91%
Capital Equipment	4.18%
Chemicals, Plastics & Rubber	1.62%
Construction & Building	6.09%
Consumer Goods: Durable	0.51%
Consumer Goods: Non-durable	1.11%
Containers, Packaging & Glass	5.97%
Energy: Electricity	0.73%
Environmental Industries	3.13%
Healthcare & Pharmaceuticals	9.21%
High Tech Industries	10.01%
Hotel, Gaming & Leisure	0.16%
Media: Advertising, Printing & Publishing	1.41%
Services: Business	21.42%
Services: Consumer	5.19%
Sovereign & Public Finance	0.70%
Telecommunications	4.97%
Transportation: Cargo	1.74%
Transportation: Consumer	0.74%
Utilities: Electric	1.41%
Utilities: Water	0.54%
Wholesale	1.03%
Total	100.00%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$768,000	$767,402	96.32%	227.50%
Canada	28,702	28,818	3.62%	8.54%
United Kingdom	533	528	0.06%	0.16%
	$797,235	$796,748	100.00%	236.20%
As of December 31, 2025, on a fair value basis, 94.79% of the Company’s debt investments bore interest at a floating rate.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
4. FAIR VALUE MEASUREMENTS
Fair Value Disclosures
The following table presents fair value measurements of investments and cash equivalents, by major class. as of December 31, 2025, according to the fair value hierarchy:

As of December 31, 2025	Level 1	Level 2	Level 3	Measured at Net Asset Value[2]	Total
Assets:
First-Lien Debt	$—	$—	$735,923	$—	$735,923
Subordinated Debt [1]	—	—	47,585	—	47,585
Equity Investments	—	—	2,811	10,429	13,240
Cash Equivalents	18,578	—	—	—	18,578
Total	$18,578	$—	$786,319	$10,429	$815,326
______________
1 Subordinated Debt is further comprised of second lien term loans and/or second lien notes of $6,790 and mezzanine debt of $40,795.
2 Certain investments are measured at fair value using NAV per share (or its equivalent) as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the period from July 9, 2025 to December 31, 2025:

	First Lien Debt	Subordinated Debt	Equity Investments	Total
Balance as of July 9, 2025	$—	$—	$—	$—
Purchase of investments (See Note 5)	842,146	58,676	3,221	904,043
Proceeds from principal repayments and sales of investments	(105,955)	(12,048)	—	(118,003)
Payment-in-kind interest	26	1,014	—	1,040
Amortization of premium/accretion of discount, net	431	63	—	494
Net realized gain (loss) on investments	(88)	141	—	53
Net change in unrealized appreciation (depreciation) on investments	(637)	(261)	(410)	(1,308)
Balance as of December 31, 2025	$735,923	$47,585	$2,811	$786,319

Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held as of December 31, 2025	$(637)	$(261)	$(410)	$(1,308)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the period from July 9, 2025 to December 31, 2025, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The valuation techniques and significant unobservable inputs used in Level 3 fair value measurements of assets as of December 31, 2025 were as follows:

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

Investment Type	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Inputs	Ranges		Weighted Average
First Lien Term Loans	$684,049	Yield Method	Market Yield Discount Rate	7.45%	12.07%	8.92%
Subordinated Debt	41,087	Yield Method	Market Yield Discount Rate	10.92%	15.66%	12.79%
Equity Investments	1,209	Market Approach	EBITDA Multiple	7.0x	13.0x	11.72x
Total	$726,345
First-Lien Debt in the amount of $51,874, Subordinated Debt in the amount of $6,498 and equity investments in the amount of $1,602 at December 31, 2025 have been excluded from the table above, because the investments are valued using a recent transaction.
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
5. RELATED PARTY TRANSACTIONS
Advisory Agreement
On August 5, 2025, the Company entered into the Investment Advisory Agreement with the Adviser (the “Advisory Agreement”). The Board, including all of the trustees who are not “interested persons” (as defined under Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Trustees”), approved the Advisory Agreement in accordance with, and on the basis of, an evaluation satisfactory to such trustees, as required by the 1940 Act. Under the Advisory Agreement, the Adviser manages the day-to-day operations of, and provide investment advisory and management services to, the Company.
Unless terminated earlier as described below, the Advisory Agreement will remain in effect for a period of two years from August 5, 2025 and will remain in effect from year-to-year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the outstanding voting securities of the Company, and, in each case, a majority of the Independent Trustees. The Advisory Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act. The Advisory Agreement may also be terminated at any time without penalty upon not less than 60 days’ written notice, by (i) the vote of a majority of the outstanding voting securities of the Company, (ii) the vote of the Board, or (iii) the Adviser.
Pursuant to the Advisory Agreement, the Company pays a base management fee and incentive fees to the Adviser, as described below.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
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
For the period from July 9, 2025 to December 31, 2025, management fees earned was $2,542. As of December 31, 2025, $1,524 of such base management fees was unpaid and is included in management fees payable in the accompanying consolidated statement of assets and liabilities.
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
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6% annualized).
Subject to the fee waiver described below, the Company pays the Adviser an incentive fee quarterly in arrears with respect to the Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
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

These calculations will be pro-rated for any period of less than three months.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
The Adviser has agreed to waive 100% of the incentive fee based on income payable to the Adviser until December 31, 2025. For the period from July 9, 2025 to December 31, 2025, the Company incurred $2,508 in incentive fee based on income, all of which was waived by the Adviser.

Incentive Fee Based on Capital Gains

The portion of the incentive fee based on capital gains is determined and payable at the end of each calendar year in arrears (or upon termination of the Investment Advisory Agreement, as of the termination date). The amount payable equals:

•15% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

Each year, the fee paid for the capital gains incentive fee will be net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.
The Adviser has agreed to waive 100% of the incentive fee based on capital gains payable to the Adviser until December 31, 2025. For the period from July 9, 2025 to December 31, 2025, the Company did not incur any incentive fees based on capital gains.
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
For the period from July 9, 2025 to December 31, 2025, the Company incurred $299 in fees under the Sub-Administration Agreement, which are included in administration fees expense in the consolidated statement of operations. As of December 31, 2025, $239 were unpaid and are included in accounts payable and other expenses in the consolidated statement of assets and liabilities.
Board of Trustees’ Fees
As of December 31, 2025, the Board consists of five members, four of whom are Independent Trustees. The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, each consisting solely of the Independent Trustees, and may establish additional committees in the future. For the period from July 9, 2025 to December 31, 2025, the Company incurred $214 in fees which are included in Board of Trustees’ fees in the consolidated statement of operations. As of December 31, 2025, $128 were unpaid and are included in Board of Trustees’ fees payable in the accompanying consolidated statement of assets and liabilities.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
Other Related Party Transactions
From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods or services and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms. As of December 31, 2025, the Company owed the Adviser $72 for reimbursements relating to organizational expenses incurred, which is included in accounts payable and accrued expenses in the accompanying consolidated statement of assets and liabilities.
On August 1, 2025, prior to the Company's election to be regulated as a BDC under the 1940 Act, TIAA sold certain portfolio investments to the Company (the "Initial Portfolio") at a purchase price of $815,349 (fair value as of July 31, 2025). The Company funded the purchase of the Initial Portfolio with $307,000 of equity contributions from a wholly owned subsidiary of TIAA (see Note 8 for further information) and $508,349 of borrowings from the Scotiabank Credit Facility (defined below).
6. SECURED BORROWINGS
In accordance with the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowing. The Company’s asset coverage was 172.00% as of December 31, 2025. Proceeds of the credit facility are used for general corporate purposes, including the funding of portfolio investments.
On August 1, 2025, SPV I entered into a credit agreement (the “Scotiabank Credit Agreement”) with the lenders from time to time parties thereto, the Bank of Nova Scotia, as administrative agent, BDC V, as servicer, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as custodian. The Scotiabank Credit Agreement provides for borrowings in an aggregate amount of up to $550,000 (the "Scotiabank Credit Facility”).
Borrowings under the Scotiabank Credit Facility are secured by all of the assets held by SPV I and bear interest based on an annual rate equal to SOFR determined for any day (“Daily Simple SOFR”) for the relevant interest period, plus an applicable spread. As of December 31, 2025, the Scotiabank Credit Facility bore interest at a rate of SOFR, reset daily plus 1.975% per annum. Interest is payable quarterly. Any amounts borrowed under the Scotiabank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 1, 2034. Borrowing under the Scotiabank Credit Agreement is subject to certain restrictions contained in the 1940 Act. The Company and SPV I have made customary representations and warranties and are required to comply with various financial covenants and other maintenance covenants, reporting requirements and other customary requirements for similar facilities. As of December 31, 2025, the Company and SPV I were in compliance with all covenants and other requirements under the Scotiabank Credit Agreement.
The carrying value of the Scotiabank Credit Facility approximates its fair value. The fair value measurement is based on significant inputs that are not observable and thus represent Level 3 measurements. The borrowing consisted of the following as of December 31, 2025:

	December 31, 2025
	Scotiabank Credit Facility	Total
Total Commitment	$550,000	$550,000
Borrowings Outstanding (1)	468,500	468,500
Unused Portion (2)	81,500	81,500
Amount Available (3)	80,395	80,395
______________
(1) Borrowings outstanding on the consolidated statement of assets and liabilities are net of deferred financing costs.
(2) The unused portion is the amount upon which commitment fees are based.
(3) Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
For the period from July 9, 2025 to December 31, 2025, the components of interest expense and debt financing expenses related to the Scotiabank Credit Facility were as follows:

Period from July 9, 2025 to December 31, 2025
Borrowing interest expense	$13,318
Unused fees	27
Amortization of deferred financing costs	10
Total interest and debt financing expenses	$13,355
Average interest rate (1)	6.22%
Average daily borrowings	$511,503
_______________
(1)Average interest rate includes borrowing interest expense and unused fees, if any.

Contractual Obligations
The following tables show the contractual maturities of our debt obligation as of December 31, 2025 (dollar amounts in thousands):

	Payments Due by Period
As of December 31, 2025	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 Years
Scotiabank Credit Facility	$468,500	$—	$—	$—	$468,500
Total debt obligations	$468,500	$—	$—	$—	$468,500

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
7. COMMITMENTS AND CONTINGENCIES
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnifications or warranties. Future events could occur that might lead to the enforcement of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2025 for any such exposure.
As of December 31, 2025, the Company had the following unfunded investment commitments:

Portfolio Company	December 31, 2025
Aprio Advisory Group, LLC - Delayed Draw Loan	$4,966
Aprio Advisory Group, LLC - Revolving Loan	453
ARC Health OPCO, LLC - Delayed Draw Loan	3,333
Astra Service Partners, LLC - Delayed Draw Loan	1,130
Bradford Soap International, Inc. - Delayed Draw Loan	1,006
Env Automation Acquisition, LLC - Delayed Draw Loan	2,052
Environ Energy, LLC - Delayed Draw Loan	2,684
Force Electrical Buyerco, LLC - Delayed Draw Loan	4,557
GNX HBS PARENT, LLC - Delayed Draw Loan	1,706
Knight AcquireCo, LLC - Delayed Draw Loan	1,376
Legacy Service Partners, LLC - Delayed Draw Loan	147
LH Equity Investors, L.P.	56
M&S Holdings Buyer, Inc. - Delayed Draw Loan	376
Naturpak PPC Buyer LLC - Delayed Draw Loan	828
Perennial Services Group, LLC - Delayed Draw Loan	4,219
Randys Holdings, Inc. (Randy's Worldwide Automotive) - Delayed Draw Loan	3,186
RMS Energy Borrower LLC - Delayed Draw Loan	1,199
SkyMark Refuelers, LLC - Delayed Draw Loan	3,324
USA Industries Holdings LLC - Delayed Draw Loan	1,388
VMG Holdings LLC (VMG Health) - Delayed Draw Loan	227
VSC Specialty Molding Acquisition LLC - Delayed Draw Loan	1,292
WCI-Momentum Bidco, LLC - Delayed Draw Loan	279
Total unfunded commitments	$39,784
The Company seeks to carefully consider its unfunded investment commitments for the purpose of planning its ongoing liquidity. As of December 31, 2025, the Company had adequate financial resources to satisfy its unfunded investment commitments.

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
8. NET ASSETS
Shares Issued
The Company has the authority to issue an unlimited number of common shares at $0.01 par value per share. The Company expects to enter into separate subscription agreements with one or more investors providing for the private placement of its shares pursuant to a private offering and may enter into additional subscription agreements from time to time. We may hold additional closings for a period of 18 months after the Initial Closing (the “Fundraising Period”). The Fundraising Period may be extended to 24 months after the Initial Closing in the sole discretion of the Board. As of December 31, 2025, we had received capital commitments totaling $420,000 ($83,000 remaining undrawn), all of which is from TIAA, an entity affiliated with the Company.
On July 8, 2025, in connection with its formation, BDC V issued and sold 40 common shares at a price of $25.00 per share to the Adviser. On August 1, 2025, in connection with the acquisition of the Initial Portfolio, BDC V issued an aggregate of 12,280,000 common shares at a price of $25.00 per share to a wholly owned subsidiary of TIAA.
The following table summarizes total shares issued and proceeds received related to capital activity from inception to December 31, 2025:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
July 8, 2025	40	$1	$25.00
August 1, 2025	12,280,000	$307,000	$25.00
December 30, 2025	1,199,520	$30,000	$25.01
Distributions
The following table summarizes the Company's distributions recorded for the period from July 9, 2025 to December 31, 2025:

Date Declared	Record Date	Payment Date	Dividend per Share
September 29, 2025	September 30, 2025	October 10, 2025	$0.48
December 24, 2025	December 26, 2025	January 12, 2026	$0.83

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a consolidated schedule of financial highlights for the period from August 1, 2025 to December 31, 2025:

Period from August 1, 2025 (Commencement of Investment Operations) to December 31, 2025
Per share data:
Net asset value, beginning of period	$25.00
Net investment income (1)	1.39
Net realized gains (losses) (1) (7)	—
Net change in unrealized appreciation (depreciation) (1)	(0.04)
Net increase (decrease) in net assets resulting from operations	1.35
Shareholder distributions (2)	(1.31)
Other (3)	(0.02)
Net asset value, end of period	$25.02

Supplemental Data:
Net assets, end of period	$337,302
Shares outstanding, end of period	13,479,560
Total return (4)	5.39%

Ratio to average net assets:
Ratio of net expenses to average net assets before waived fees (5)	14.66%
Ratio of net expenses to average net assets after waived fees (5)	12.77%
Ratio of net investment income to average net assets (5)	12.91%
Portfolio turnover (6)	14.69%
Asset coverage ratio (8)	172.00%
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
(5)Average net assets is calculated utilizing quarterly net assets. Other than organizational expenses, all ratios are annualized. The ratio of interest and debt financing expenses to average net assets for the period from August 1, 2025 to December 31, 2025 was 10.04% (annualized).
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

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
10. INCOME TAX

The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code for the fiscal year ended December 31, 2025. As a result, the Company generally must timely distribute substantially all of its net taxable income each tax year as dividends to its shareholders. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.
The Company will file income tax returns in U.S. federal and applicable state and local jurisdictions. The Company’s U.S. federal income tax return is generally subject to examination for a period of three fiscal years after being filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Funds’s tax positions taken for the open tax year and has concluded that no provision for income tax is required in the Company’s consolidated financial statements.
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to the timing of temporary and permanent differences in the recognition of gains and losses on investment transactions. Temporary differences do not require reclassification. As of December 31, 2025, permanent differences that resulted in reclassifications among the components of net assets resulting from operations relate primarily to amendment fees and paydown reallocations. Temporary and permanent differences have no impact on the Company’s net assets.
For the year ended December 31, 2025, the Company's cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

December 31, 2025
Tax cost of investments	$796,836
Gross unrealized appreciation on investments	2,234
Gross unrealized (depreciation) on investments	(2,322)
Net unrealized appreciation (depreciation) on investments	$(88)
As of December 31, 2025, the components of accumulated earnings (losses) on a tax basis were as follows:

December 31, 2025
Undistributed ordinary income, net	$678
Undistributed long-term income, net	—
Total undistributed earnings	678
Capital loss carryforward	—
Unrealized appreciation (depreciation), net	(88)
Other book-to-tax differences	(266)
Total accumulated earnings (losses), net	$324
As of December 31, 2025, the Company had no capital loss carryforward available for use in future tax years.
For income tax purposes, dividends paid and distributions made to the Company's shareholders are reported by the Company to the shareholders as ordinary income, capital gains, or a combination thereof. The tax character of the distributions paid for the period ended December 31, 2025 was as follows:

December 31, 2025
Distributions paid from:
Ordinary income	$16,086
Net short-term capital gains	—
Net long-term capital gains	—
Tax return of capital	—
Total taxable distributions	$16,086

NUVEEN CHURCHILL BDC V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)
The Company’s wholly owned subsidiary, Equity Holdings, is subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2025, no provision for income tax expense (benefit) is recorded.
The Company accounts for income taxes in conformity with ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for the open tax year, the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740.
11. SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
b.Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

c.Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
a.None.
b.For the period covered by this Annual Report on Form 10-K, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our business and affairs are managed under the direction of Board. Our Board appoints our officers, who serve at the discretion of our Board. Our Board has an Audit Committee, Nominating Committee, and Co-Investment Committee and may establish additional committees from time to time as necessary. Our Board consists of five members, four of whom are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Trustees”). There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of our trustees or officers, and none are currently pending. There were no legal proceedings of the type described in Item 401(g) of Regulation S-K in the past five years against the Adviser, which may be deemed to be a promoter of the Company, which would be material to a voting or investment decision in the Company.

Board of Trustees
The information below includes specific information about each trustee’s experience, qualifications, attributes and skills that led the Board to the conclusion that the individual is qualified to serve on the Board in light of the Company’s business and structure. None of Messrs. Kencel, Potter or Ritchie or Mses. Sklar or Smith serve on the Board pursuant to an understanding between any of Messrs. Kencel, Potter or Ritchie or Mses. Sklar or Smith, on the one hand, and the Company or any other person or entity, on the other hand.
Mr. Kencel is an “interested person” (as defined in Section 2(a)(19) the 1940 Act) of the Company due to his position as the Chief Executive Officer and President of the Company and Chief Executive Officer and President of Churchill, the Company’s investment adviser. The Board has determined that each of Stephen Potter, James Ritchie, Dee Dee Sklar, and Sarah Smith qualify as an Independent Trustee.

Name, Address and Age(1)	Position(s) held within the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served	Number of Portfolios in Fund Complex Overseen by Trustee (2)	Other Directorships Held by Trustee
Interested Trustee
Kenneth Kencel, 66	Chief Executive Officer, President, Trustee and Chairman	Chief Executive Officer and President of Churchill, the Company, NC SLF Inc., Nuveen Churchill Direct Lending Corp. and Nuveen Churchill Private Capital Income Fund	Trustee since 2025	4	Canisius High School
Independent Trustees
Stephen Potter, 69	Trustee	Director	Trustee since 2025	4
Miami Corporation
Rush University Medical Center
British American Business Council
Solti Foundation
American School in London US Foundation
Japan America Society of Chicago
Rush System for Health
Walter Scott & Partners
Duke University Trinity College (2017-2024)
RAND Corporation Social & Economic Advisory Board
(2021-2024)

James Ritchie, 71	Trustee	Director	Trustee since 2025	4	Kinsale Capital Group, Inc. (2012-2025)

Dee Dee Sklar, 75	Trustee	Director	Trustee since 2025	2	Papaya Growth Opportunity Corp 1 Kernel Group Holdings, Inc. Tealbook
Sarah Smith, 66	Trustee	Former Controller and Chief Accounting Officer of Goldman Sachs	Trustee since 2025	2	AON PLC Klarna Bank A.B. Via Transportation 98point6 Financial Accounting Foundation Governmental Accounting Standards Board
_______________________
(1)The address for each trustee is c/o Nuveen Churchill BDC V, 375 Park Avenue, 9th Floor, New York, NY 10152.
(2)The term “Fund Complex” refers to: (a) the Company; (b) Nuveen Churchill Direct Lending Corp., a BDC advised by an affiliate of the Adviser and sub-advised by the Adviser; (c) NC SLF Inc., a closed-end fund registered under the 1940 Act advised by the Adviser; and (d) Nuveen Churchill Private Capital Income Fund, a BDC advised by an affiliate of the Adviser and sub-advised by the Adviser.
Kenneth Kencel, Chief Executive Officer, President & Chairman
Kenneth Kencel has served as Chief Executive Officer, President and Chairman of the Board of the Company since July 2025 and has served as President and Chief Executive Officer of Churchill since 2015. Mr. Kencel has served as the Chief Executive Officer, President and Chairman of the Board of Nuveen Churchill Direct Lending Corp., a BDC, since December 2019, NC SLF Inc., a closed-end fund registered under the 1940 Act, since March 2021, and Nuveen Churchill Private Capital Income Fund, a BDC, since March 2022. Mr. Kencel previously served as a trustee of Nuveen Churchill Private Credit Fund. Throughout his over 35-year career in the investment industry, Mr. Kencel has accrued a broad range of experience in leading private credit investment businesses. Previously, Mr. Kencel served as a Managing Director of The Carlyle Group, and from May 2014 to April 2015, he also served as President and a Director of TCG BDC, Inc. (Carlyle’s publicly traded BDC). Prior to Carlyle, he founded and was President and CEO of Churchill Financial Group; and served as Head of Leveraged Finance for Royal Bank of Canada as well as Head of Indosuez Capital—a leading middle market merchant banking and asset management business in partnership with Credit Agricole Group. Mr. Kencel also helped to found the high yield finance business at Chase Securities (now JP Morgan Chase). He began his career in the Mergers & Acquisitions Group at Drexel Burnham Lambert.
Mr. Kencel serves on the Pension Investment Advisory Committee for the Archdiocese of New York, the Board of Trustees and Chairman of the Investment Committee of Canisius High School and the Advisory Board of Teach for America (Connecticut). Mr. Kencel is a former member of the Board of Advisors and Adjunct Professor at the McDonough School of Business at Georgetown University. He earned his B.S. in Business Administration, magna cum laude, from Georgetown University and his J.D. from Northwestern University Pritzker School of Law.
We believe Mr. Kencel’s numerous management positions, as well as his depth of experience with corporate finance and middle market investments, give the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with Churchill provides an important skill set and knowledge base to the Board.
Stephen Potter, Independent Trustee
Stephen Potter has served as a trustee of the Company since July 2025, a director of Nuveen Churchill Direct Lending Corp. since December 2019, a trustee of Nuveen Churchill Private Capital Income Fund since March 2022, and a director of NC SLF Inc. since February 2026. From 2008 to 2017, prior to his retirement, Mr. Potter served as President of Northern Trust Asset Management (NTAM), a large global asset management firm, and as CEO of Northern Trust Investments, a registered investment adviser. From 2001-2008, Mr. Potter served as CEO of Northern Trust Global Services, Ltd. and led all of Northern Trust’s business activities outside the United States. In his various leadership roles at Northern Trust Corporation, Mr. Potter actively engaged with the board of directors and regulators focused on business strategy, risk management and long term talent development. Mr. Potter currently serves on the boards of Miami Corporation, Rush University Medical Center, the British American Business Council, the Solti Foundation, the American School in London US Foundation, Japan America Society of Chicago, and Rush System for Health, Walter Scott & Partners in Edinburgh. Mr. Potter is currently Chairman of the Japan America Society of Chicago. Mr. Potter previously served as a trustee of Nuveen Churchill Private Credit Fund, on the board of Duke University Trinity College, and on the Social & Economic Advisory Board of the RAND Corporation in Santa Monica, CA. Mr. Potter is currently Chairman of the Japan America Society of Chicago. Mr. Potter holds an A.B. in Economics and History from Duke University and an M.B.A. in Finance and Marketing from Northwestern University.

We believe Mr. Potter’s management positions and experiences with business strategy and risk management provide the Board with valuable skills and insight.
James J. Ritchie, Independent Trustee
James J. Ritchie has served as a trustee of the Company since July 2025, a director of Nuveen Churchill Direct Lending Corp. since December 2019, a director of NC SLF Inc. since March 2021, and a trustee of Nuveen Churchill Private Capital Income Fund since March 2022. At various times from 2007 to May 2025, he served as chairman of the boards of Acadian Asset Management Inc. (formerly known as Brightsphere Investment Group), a global asset management firm, F&G Life Insurance Company, a life and annuity insurance company, and Quanta Capital Holdings, Ltd., a property and casualty insurance holding company. Prior to serving as chairman of the boards of these firms, he chaired their respective audit committees, as well as the audit committees of Kinsale Capital Group, Inc., a Richmond-based specialty insurance company, KMG America Corporation, a life and health insurance company, Ceres Group, Inc., a health insurance company, Lloyds Syndicate 4000 and Old Mutual Bermuda, a Bermuda-based financial services company. From 2001 to 2003, he served as CFO of White Mountains Insurance Group, Ltd., a Bermuda-based insurance holding company. Prior thereto, he held senior management positions in Cigna Corporation and Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Ritchie also previously served as a trustee of Nuveen Churchill Private Credit Fund. He is a member of the National Association of Corporate Directors and the American Institute of Certified Public Accountants. Mr. Ritchie received an M.B.A. from the Rutgers Graduate School of Business Administration and an A.B. economics degree with honors from Rutgers College.
We believe Mr. Ritchie’s broad experiences in the financial services and accounting sectors provide him with skills and valuable insight in handling complex financial transactions and accounting issues, all of which make him well qualified to serve on the Board.
Dee Dee Sklar, Independent Trustee
Dee Dee Sklar has served as a trustee of the Company since July 2025 and a trustee of Nuveen Churchill Private Capital Income Fund since March 2022. Ms. Sklar is a seasoned banking executive with over 40 years of experience in the financial services industry. Ms. Sklar’s diverse and global leadership experience spans across all functions and segments of the industry and has allowed her to build an extensive network that includes C-suite and Board members across leading private equity and alternative investment management firms, banks, institutional investors and insurance companies. Most recently, Ms. Sklar served as Vice Chair and Head of Subscription Finance at Wells Fargo (NYSE: WFC) from 2012 to December 2019, where she helped build the bank into a leading global provider of subscription financing. During her time at Wells Fargo, Ms. Sklar also held various corporate governance and leadership positions including Co-Head of the New York Women’s Network. Ms. Sklar is the Founder and current Co-Global Chair of Women in Fund Finance and continues to hold support roles with the Fund Finance Association. She is a Business Advisory Board member of Tealbook, a Canadian headquartered global leader in AI supply chain technology and a member of the Advisory Group for The Artemis Fund’s platform which invests in women founded/cofounded fintech and technology early-stage companies. Previously, Ms. Sklar served as a Board Member of Nuveen Churchill Private Credit Fund, an Advisory Board Member of Atalaya Capital acquired by Blue Owl, a Supervisory Board Member of 17Capital UK a credit private equity sponsor acquired by Oaktree, an independent director of Papaya Growth Opportunity Corp 1, (Nasdaq: PPYAW), and Kernel Group Holdings, Inc. (Nasdaq: KRNL), both of which she headed the Audit Committee. Prior to her time at Wells Fargo, Ms. Sklar worked at WestLB AG, a European global bank from 2000 to 2012, serving as the Head of Financial Institutions Americas and Global Head of Fund Finance from 2004 to 2012. Ms. Sklar led the negotiations of WestLB’s sale of its global funds business to Wells Fargo. During her eight years at WestLB, Ms. Sklar oversaw the firm’s fund finance business across the U.S. Europe, Asia and Latin America and led the origination of over $70 billion of fund financing for global private equity funds. Prior to joining WestLB, Ms. Sklar was a senior securitization banker at Rothschild Inc. from 1994 to 2000. Ms. Sklar earned a B.S. from the University of Tennessee.
We believe Ms. Sklar’s broad experiences in the fund finance and investment management sectors make her well qualified to serve on the Board.
Sarah Smith, Independent Trustee
Sarah Smith has served as a trustee of the Company since July 2025 and a trustee of Nuveen Churchill Private Capital Income Fund since March 2022. Ms. Smith was a former member of the Management Committee of Goldman Sachs. In that capacity, Ms. Smith served as the Controller and Chief Accounting Officer of the firm, including during the IPO, and subsequently as the Chief Compliance Officer. Ms. Smith also served on several governing committees, including the Firmwide Risk Committee, the Commitments Committee and the Firmwide Investment Committee. Ms. Smith retired in December 2021. Ms. Smith joined Goldman Sachs in 1996 and was named Managing Director in 1998 and Partner in 2002. Prior to joining Goldman Sachs, Ms. Smith worked in the National and Audit practices of KPMG in both London and New York and held several finance positions at Bristol-Myers Squibb. Ms. Smith is a member of the Board of AON PLC, the Board of Trustees of the Financial Accounting Foundation, the parent organization of the Financial Accounting Standards Board (FASB) and the Governmental Accounting Standards Board (GASB) since September 2020, and she previously served on the U.S. Treasury Department’s Commission on the Auditing Industry. Ms. Smith attended City of London (Dip. Acc), and is a Fellow of the Institute of Chartered Accountants in England and Wales. Ms. Smith is a Board member and Chair of Audit and Risk Committee for two private companies: Klarna Bank A.B. (since January 2021) and Via Transportation (since June 2021). Ms. Smith previously served as a trustee of Nuveen Churchill Private Credit Fund.
We believe Ms. Smith’s experience with financial institutions and accounting matters will provide valuable insight and make her well qualified to serve on the Board.
Executive Officers Who Are Not Trustees
The following sets forth certain information regarding the executive officers of the Company who are not trustees:

Name	Age	Position	Position Held Since
Shai Vichness	43	Chief Financial Officer and Treasurer	2025
Marissa Hassen	42	Chief Accounting Officer	2025
Charmagne Kukulka	36	Chief Compliance Officer	2025
John McCally	46	Vice President and Secretary	2025
The address for each of the Company’s executive officers is c/o Nuveen Churchill BDC V, 375 Park Avenue, 9th Floor, New York, NY 10152. None of the Company’s executive officers serve in such roles pursuant to any arrangement or understanding between any of Messrs. Vichness or McCally or Mses. Hassen or Kukulka, on the one hand, and the Company or any other person or entity, on the other hand.
Shai Vichness, Chief Financial Officer and Treasurer
Shai Vichness serves as Chief Financial Officer and Treasurer of the Company, Nuveen Churchill Direct Lending Corp., NC SLF Inc., and Nuveen Churchill Private Capital Income Fund, and as a Senior Managing Director, Chief Operating Officer and Chief Financial Officer of Churchill. Previously, as Managing Director and Head of Senior Leveraged Lending for Nuveen, Mr. Vichness was responsible for initiating Nuveen’s investment program in middle market senior loans and was directly involved in the launch of Churchill as an affiliate in 2015. Since the launch of Churchill, Mr. Vichness has been a member of Churchill’s Investment Committee and has been actively engaged in the management of the firm, including the development of its infrastructure and operations. Mr. Vichness joined Nuveen in 2005 and has spent his entire career in the private debt markets, with a significant amount of time spent in the firm’s workout and restructuring department. Mr. Vichness holds a B.B.A. from Baruch College, CUNY and is a CFA charterholder.
Marissa Hassen, Chief Accounting Officer
Marissa Hassen joined Churchill in 2018 and serves as Chief Accounting Officer of the Company, Nuveen Churchill Direct Lending Corp., NC SLF Inc., and Nuveen Churchill Private Capital Income Fund, and serves as Managing Director and Chief Financial Officer, Investment Funds of Churchill. Ms. Hassen is a member of Churchill’s Operating Committee, as well as Churchill’s Valuation and Product Committee. Prior to Churchill, she was a senior manager in the Wealth and Asset Management Practice at Ernst & Young LLP, responsible for the planning, implementation, and completion of financial statement audits for alternative investment funds and registered investment companies. Ms. Hassen received her B.S. in Accounting and Business Administration from Lehigh University and is a Certified Public Accountant in the State of New York.
Charmagne Kukulka, Chief Compliance Officer
Charmagne Kukulka joined Churchill in 2023 and serves as the Chief Compliance Officer of the Company, Nuveen Churchill Direct Lending Corp., NC SLF Inc., and Nuveen Churchill Private Capital Income Fund, and serves as Managing Director and Chief Compliance Officer Churchill. Ms. Kukulka is responsible for managing the compliance program for the Company and day-to-day regulatory and compliance matters, with a particular focus on regulation of investment companies registered under the Investment Company Act of 1940. Before joining Churchill in 2023, Ms. Kukulka served as Chief Compliance Officer of a New York-based registered investment adviser. Ms. Kukulka began her compliance career at Blackstone Inc., where she was actively involved in the development and administration of the compliance program for Blackstone’s retail products. Ms. Kukulka received her B.A. in Business and Corporate Communications from Arizona State University’s W.P. Carey School of Business.
John McCally, Vice President and Secretary

John McCally is the Vice President and the Secretary of the Company, Nuveen Churchill Direct Lending Corp., NC SLF Inc., and Nuveen Churchill Private Capital Income Fund, and serves as a Senior Managing Director and General Counsel for Churchill after establishing Churchill with the Churchill Financial Founders in 2015. Mr. McCally has served in the TIAA and Nuveen legal departments since 2010, including as the head of legal for Nuveen Leveraged Finance. Mr. McCally also provides legal support for various investment and asset management teams within the Nuveen and TIAA businesses, including those engaged in public and private fixed income, derivatives and structured products. Prior to joining the organization in 2010, Mr. McCally was an associate with Cadwalader, Wickersham & Taft LLP, specializing in derivatives, structured products and investment management, based in its Washington, D.C. office. Mr. McCally received a B.A. from Duke University and a juris doctor from The George Washington University Law School.
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal account officer or controller, any person performing similar functions and all employees of Churchill that perform services on behalf of the Company. There have been no material changes to the Company’s Code of Business Conduct and Ethics or material waivers of the Code of Business Conduct and Ethics that apply to the Company’s Chief Executive Officer or Chief Financial Officer. If the Company makes any substantive amendment to, or grants a waiver from, a provision of its Code of Business Conduct and Ethics, the Company will promptly file a Form 8-K with the SEC. The Company will provide any person, without charge, upon request, a copy of the Code of Business Conduct and Ethics. To receive a copy, please provide a written request to: Nuveen Churchill BDC V, 375 Park Avenue, 9th Floor, New York, NY 10152, Attention: Chief Compliance Officer, Charmagne Kukulka.
Committees of the Board
The Board has an Audit Committee, a Nominating Committee and a Co-Investment Committee, and may form additional committees in the future. A brief description of each committee is included below.
Audit Committee
The Audit Committee is comprised of Stephen Potter, James Ritchie, Dee Dee Sklar, and Sarah Smith, each of whom is an Independent Trustee. Mr. Ritchie serves as chair of the Audit Committee. The Board has determined that each of James Ritchie and Sarah Smith qualifies as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The Audit Committee members also meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.
The Audit Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s independence, qualifications and performance and our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and policies and internal controls over financial reporting; (c) in conjunction with the Board, oversees the valuation process of the Adviser, as the Board’s valuation designee, in determining the fair value of portfolio securities for which current market values are not readily available in accordance with the Company’s valuation policy and Rule 2a-5 under the 1940 Act; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (e) reviews reports regarding compliance with the Company’s Code of Business Conduct and Ethics; (f) pre-approves all audit and non-audit services provided to us by such independent registered public accounting firm; and (g) acts as a liaison between our independent registered public accounting firm and the Board.
Nominating and Corporate Governance Committee
The Nominating Committee is comprised of Stephen Potter, James Ritchie, Dee Dee Sklar, and Sarah Smith, each of whom is an Independent Trustee. Sarah Smith serves as chair of the Nominating Committee.
The Nominating Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Nominating Committee. The Nominating Committee recommends to the Board persons to be nominated by the Board in the event any vacancy on the Board may arise. The Nominating Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate. In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended trustee nominees, the Nominating Committee applies the criteria included in its charter. These criteria include the candidate’s standards of character and integrity, knowledge of the Company’s business and industry, conflicts of interest, willingness to devote time to the Company and ability to act in the interests of all shareholders. The Nominating Committee does not assign specific weight to particular criteria and has not adopted any stated minimum criteria as a prerequisite for any prospective nominee. The Board does not have a specific diversity policy, but considers diversity of race, religion, national origin, gender, sexual orientation, disability, cultural background and professional experiences in evaluating candidates for Board membership. The Board believes diversity is important because a variety of viewpoints contribute to an effective decision-making process. The Nominating Committee also makes recommendations with regard to the tenure of the trustees and is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board implemented since the filing of Amendment No. 2 to our Registration Statement on Form 10 (File No. 000-56757), filed with the SEC on August 1, 2025.
Co-Investment Committee
The Co-Investment Committee is comprised of Stephen Potter, James Ritchie, Dee Dee Sklar, and Sarah Smith, each of whom is an Independent Trustee. Stephen Potter serves as chair of the Co-Investment Committee.
The Co-Investment Committee is responsible for reviewing and making certain findings in respect of co-investment transactions under the conditions set forth in Amendment No. 2 to the Application for an Order filed by Nuveen Churchill Direct Lending Corp., et al, on July 7, 2025, which exemptive order was granted by the SEC on August 5, 2025, which superseded the prior exemptive order issued by the SEC on June 7, 2019 and amended on October 14, 2022, as well as certain other matters pertaining to actual or potential conflicts of interest.
Insider Trading Policies
The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of its securities by its officers and trustees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser, the Administrator or their respective affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day administrative operations are managed by the Administrator. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.
None of our executive officers receive direct compensation from us. Each of our executive officers is an employee of an affiliate of the Administrator. We reimburse the Administrator for our allocable portion of expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, and we reimburse the Adviser for certain expenses under the Advisory Agreement.
Trustee Compensation
No compensation will be paid to our trustee who is an “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Each Independent Trustee receives a retainer of $125,000 annually for serving on the Board. The chair of the Audit Committee receives an additional $7,500 annual fee. We also reimburse each of the Independent Trustees for all reasonable out-of-pocket expenses incurred in connection with each meeting attended.
The table below sets forth the total compensation received by each Independent Trustee from the Company and the Fund Complex for service during the fiscal year ended December 31, 2025. The term “Fund Complex” refers to the Company, Nuveen Churchill Direct Lending Corp., NC SLF Inc., and Nuveen Churchill Private Capital Income Fund.

	Fees Earned and Paid in Cash by the Company (1)	Total Compensation Paid from the Fund Complex (2)
Stephen Potter	$52,740	$309,740
James Ritchie	$55,904	$349,904
Dee Dee Sklar	$52,740	$177,740
Sarah Smith	$52,740	$177,740
_______________________
(1)The Company does not have a profit-sharing plan, and the Independent Trustees do not receive any pension or retirement benefits from the Company.
(2)Total compensation paid from the Fund Complex refers to the sum of the following fees paid to each Independent Trustee in connection with their respective positions as a director or trustee of certain affiliates of the Company: (a) the compensation paid by the Company as described in the table above; (b) $132,000 in compensation paid to Mr. Ritchie and $132,000 in compensation paid to Mr. Potter by Nuveen Churchill Direct Lending Corp.; (c) $29,500 in compensation paid to Mr. Ritchie by NC SLF Inc.; and (d) $135,000 in compensation paid to Mr. Ritchie and $125,000 in compensation paid to Mr. Potter and Mses. Sklar and Smith, respectively, by Nuveen Churchill Private Capital Income Fund for the fiscal year ended December 31, 2025.
Compensation Committee
The Company does not have a compensation committee because its executive officers do not receive compensation from the Company. The Board, as a whole, is responsible for reviewing the reimbursement by the Company to the Administrator of the allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Offer and their respective staffs, and also participates in the consideration of the Independent Trustees’ compensation.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2025, none of our executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our Board, or on our compensation committee (as the Board does not have a compensation committee). No executive officer or member of our Board participated in the deliberations of the Board concerning executive officer compensation. No member of our Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with respect to the beneficial ownership of our shares, according to information furnished to us by such persons or publicly available filings, as of March 2, 2026 by: (1) each trustee of the Board; (2) our executive officers; (3) the executive officers and trustees as a group; and (4) each person known to us to beneficially own 5% or more of our outstanding shares. Ownership information for those persons who beneficially own 5% or more of the outstanding shares is based upon filings by such persons with the SEC and other information obtained from such persons. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The percentage ownership is based on 13,479,560 shares outstanding as of February 27, 2026. The number of shares held by beneficial owners of 5% or more of our outstanding shares is as of the date of the applicable SEC filing made by those owners (unless otherwise noted). To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to our shares beneficially owned by such shareholder.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Outstanding
5% Owners
Teachers Insurance and Annuity Association of America (1)	13,479,520	99.9%
Interested Trustee
Kenneth Kencel	—	—
Independent Trustees
Stephen Potter	—	—
James Ritchie	—	—
Dee Dee Sklar	—	—

Sarah Smith	—	—
Executive Officers
Shai Vichness	—	—
Charmagne Kukulka	—	—
John McCally	—	—
Marissa Hassen	—	—
All officers and trustees as a group (9 persons) (2)	—	—
________________________
(1)The address of Teachers Insurance and Annuity Association of America (“TIAA”) is 730 Third Avenue, New York, NY 10017. TIAA indirectly beneficially owns 13,479,520 common shares of beneficial interest through Churchill MM Warehouse, LLC, a wholly owned subsidiary of TIAA.
(2)The address for each of the trustees and executive officers of the Company is c/o Nuveen Churchill BDC V, 375 Park Avenue, 9th Floor, New York, NY 10152.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any transactions with any persons affiliated with us that are prohibited under the 1940 Act, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, and/or certain of our affiliates. We will not enter into any agreements related to any such transactions unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek Board review and approval or exemptive relief for such transaction. Our Board reviews such procedures on an annual basis.
Advisory Agreement
The Adviser is responsible for the overall management of the Company’s activities pursuant to the Advisory Agreement. We pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by shareholders.
The Board, including all of our Independent Trustees, approved the Advisory Agreement at our organizational meeting on July 30, 2025, and will be effective for an initial two-year term, which commenced on August 1, 2025. In reaching a decision to approve the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
•the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser;
•the investment performance of individuals affiliated with the Company and the Adviser;
•comparative data with respect to advisory fees or similar expenses paid by other business development companies (“BDCs”) with similar investment objectives;
•the Company’s projected operating expenses and expense ratio compared to BDCs with similar investment objectives;
•any existing and potential sources of indirect income to the Adviser from its relationships with the Company and the profitability of those relationships;
•information about the services to be performed and the personnel performing such services under the Advisory Agreement;
•the organizational capability and financial condition of the Adviser and its affiliates; and
•the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.
Based on the information reviewed and the discussion thereof, the Board, including all of the Independent Trustees, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Advisory Agreement as being in the best interests of our shareholders. The Board did not assign relative weights to the above factors or the other factors that it considered. Individual members of the Board may have given different weights to different factors.

Administration Agreement
Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping and record keeping and other administrative services at such facilities. The Administrator performs, or oversees the performance of, our required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. The Administrator also assists the Company in determining and publishing our NAV, oversees the preparation and filing of tax returns, prints and disseminates reports to shareholders and generally oversees the payment of expenses and the performance of administrative and professional services rendered to the Company by others. At the request of the Adviser, the Administrator will also provide managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance.
Relationship with the Adviser and TIAA
We, the Adviser and its affiliates, and their officers, trustees, employees, agents and affiliates may be subject to certain potential conflicts of interest in connection with our activities and investments. For example, the terms of the Advisory Agreement with respect to management and incentive fees may create an incentive for the Adviser to approve and cause us to make more speculative investments than we would otherwise make in the absence of such fee structure. In addition, certain personnel of the Adviser serve, or may serve, as officers, directors, members or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or investment vehicles sponsored or managed by the Adviser. Similarly, the Adviser may have other clients or other accounts with similar, different or competing investment objectives as us. In serving in these multiple capacities, the Adviser may have obligations to other clients, other accounts or investors in those entities, the fulfillment of which may not be in the best interests of the Company or our Shareholders. The conflicts of interest described herein could prevent the Company from making or disposing of certain investments or making or disposing of certain investments on the terms desired.
Churchill or its affiliates also earn additional fees related to the securities in which the Company invests, which may result in conflicts of interests for the senior investment professionals and members of the investment committee making investment decisions. For example, Churchill and its affiliates may act as an arranger, syndication agent, or in a similar capacity with respect to securities in which the Company invests, where Churchill's investment staff sources and arranges financing transactions that may be eligible for investment by its client accounts (including the Company), and, in connection therewith, commits to source, arrange, and issue such financing instruments as may be required by the related issuer(s). In connection with such sourcing and arranging activity, such issuer(s) agree to pay Churchill and its affiliates compensation in the form of closing or arrangement fees, which compensation is paid to them at or immediately prior to the funding of such financing, separately from management fees paid by the Company. Additionally, affiliates of Churchill may act as the administrative agent on credit facilities under which such securities are issued, which may contemplate additional compensation to such affiliates for the service of acting as administrative agent thereunder. Churchill may have a separate account, fund-of-one, or other managed account arrangements in place with TIAA or subsidiaries thereof. Consistent with its investment allocation policies and the Order (as defined below), Churchill also may manage certain securities for the Company and may allocate the same investments to TIAA (or subsidiaries thereof) pursuant to such arrangements, which may lead to conflicts of interest.
In certain instances, it is possible that other entities managed by Churchill or a proprietary account of TIAA may be invested in the same or similar loans or securities as those held by the Company, and which may be acquired at different times at lower or higher prices. Those investments also may be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by the Company, including with respect to material terms and conditions, including, without limitation, seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. To the extent such a conflict occurs, Churchill will attempt to resolve the conflict in a fair and equitable manner. However, there can be no assurance that conflicts will be resolved in our favor. Consequently, in certain instances, these investments may be in positions or interests that are potentially adverse to those taken or held by the Company. In such circumstances, measures will be taken to address such actual or potential conflicts, which may include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated entities (including as between officers of Churchill), requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as will be established from time to time to address such conflicts.
Further, an affiliate of TIAA may serve as the administrative or other named agent on behalf of the lenders with respect to investments by the Company and/or one or more of its affiliates. In some cases, investments that are originated or otherwise sourced by Churchill may be funded by a loan syndicate organized by Churchill (“Loan Syndicate”) or its affiliates. The participants in a Loan Syndicate (the “Loan Syndicate Participants”), in addition to the Company and its affiliates, may include other lenders and various institutional and sophisticated investors (through private investment vehicles in which they invest). The entity acting as agent may serve as an agent with respect to loans made at varying levels of a borrower’s capital structure. Loan Syndicate Participants may hold investments in the same or distinct tranches in the loan facilities of which the portfolio investment is a part or in different positions in the capital structure under such portfolio investment. As is typical in such agency arrangements, the agent is the party responsible for administering and enforcing the terms of the loan facility, may take certain actions and make certain decisions in its discretion, and generally may take material actions only in accordance with the instructions of a designated percentage of the lenders. In the case of loan facilities that include both senior and subordinate tranches, the agent may take actions in accordance with the instructions of the holders of one or more of the senior tranches without any right to vote or consent (except in certain limited circumstances) by the subordinated tranches of such indebtedness. Churchill expects that the portfolio investments held by the Company and its affiliates may represent less than the amount of debt sufficient to direct, initiate or prevent actions with respect to such loan facility, or a tranche thereof, of which the Company’s investment is a part (other than preventing those that require the consent of each lender). As a result of an affiliate of TIAA acting as agent for an agented loan where a Loan Syndicate Participant may own more of the related indebtedness of the obligor or hold indebtedness in a position in the capital structure of an obligor different from that of the Company and its affiliates, such Loan Syndicate Participants will be in a position to exercise more control with respect to the related loan facility than that which Churchill could exercise on behalf of the Company, and may exercise such control in a manner adverse to the interests of the Company.
In addition, TIAA and other client accounts of Churchill, in connection with an advisory relationship with Churchill, may be a limited partner investor in many of the private equity funds that own the portfolio companies in which the Company will invest, or TIAA (and other private clients managed by Churchill and its affiliates) may otherwise have a relationship with the private equity funds or portfolio companies in which the Company invests, which may give rise to certain conflicts or limit the Company’s ability to invest in such portfolio companies. TIAA (and other private clients managed by Churchill and its affiliates) may also hold passive equity co-investments in such private equity funds or portfolio companies owned by such fund, or in holding companies elsewhere in the capital structure of the private equity fund or portfolio company, which may give rise to certain conflicts for the investment professionals when making investment decisions.
Allocation of Investment Opportunities
Churchill and its affiliates have procedures and policies in place designed to manage the potential conflicts of interest between their fiduciary obligations to us and their similar fiduciary obligations to other clients. An investment opportunity that is suitable for multiple clients of Churchill’s and its affiliates may not be capable of being shared among some or all of such clients due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. There can be no assurance that Churchill’s or its affiliates’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
In order to address these issues, Churchill has put in place an investment allocation policy that addresses the restrictions under the 1940 Act and seeks to ensure the equitable allocation of investment opportunities. In the absence of using the Order from the SEC that permits greater flexibility relating to co-investments, Churchill will apply the investment allocation policy to determine which entities will proceed with an investment. When we engage in permitted co-investments, we will do so in a manner consistent with Churchill’s allocation policy. In situations where co-investment with other entities managed by Churchill or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, Churchill will need to decide whether we or such other entity or entities will proceed with the investment. Churchill will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
Churchill’s allocation policy sets target holds for the Company and the other accounts managed by Churchill in the ordinary course. The target hold amounts are designed to achieve a high level of diversification in the Company and the other accounts managed by Churchill, generally in the one percent (1%) - two percent (2%) range (but may be greater or lesser than that from time to time, depending on market conditions). Target holds may be less than the maximum hold position permitted under the investment restrictions applicable to such account (including the Company), and as a result of the application of the target hold, additional investment capacity may exist, which may go towards co-investment vehicles.
Co-Investment Opportunities
As a BDC, the Company is subject to certain regulatory restrictions in negotiating certain investments with entities with which the Company may be restricted from doing so under the 1940 Act, such as Churchill and its affiliates, unless it obtains an exemptive order from the SEC.
We may co-invest with other clients of Churchill and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in privately placed securities so long as certain conditions are met, including that Churchill, acting on our behalf and on behalf of other clients, negotiates no term other than price. We also may co-invest with Churchill’s or its affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, and Churchill’s investment allocation policy, which Churchill maintains in writing. Under this investment allocation policy, a portion of each eligible investment opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by Churchill. The Company also may participate in negotiated co-investment transactions with certain other funds and accounts sponsored or managed by Churchill and its affiliates pursuant to exemptive order granted by the SEC on August 5, 2025 to the Company and certain of its affiliates (the “Order”), which superseded the prior exemptive order issued by the SEC on June 7, 2019 and amended on October 14, 2022, as well as certain other matters pertaining to actual or potential conflicts of interest.The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
Material Non-Public Information
The investment professionals of the Adviser and its affiliates may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a portfolio company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. We have entered into the Advisory Agreement with the Adviser.
Trustee Independence
Pursuant to Section 56 of the 1940 Act, a majority of the board of directors of a business development company, such as the Company, must be comprised of independent directors, and a director is independent if he or she is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. An “interested person” of the Company includes any person who has, or within the last two years had, a material business or professional relationship with the Company or the Adviser. The Board annually determines the independence of each trustee based on the foregoing definition and monitors the status of the independence of its trustees through a questionnaire completed by each trustee no less frequently than annually.

The Board has determined that each of Messrs. Potter and Ritchie and Mses. Sklar and Smith are Independent Trustees based upon information requested from each such trustee concerning his or her background, employment and affiliations. The Board has affirmatively determined that none of the Independent Trustees has a material business or professional relationship with the Company or its affiliates, other than in his or her capacity as a member of the Board or any committee thereof.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP, New York, New York served as our independent registered public accounting firm for the fiscal year ended December 31, 2025 and has been appointed by the Audit Committee and the Board to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2026. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has a direct financial or material indirect financial interest in the Company or its affiliates.
Set forth in the table below are the audit fees, audit-related fees, tax fees and all other fees billed to the Company by PricewaterhouseCoopers LLP for professional services performed for the fiscal year ended December 31, 2025:

For the fiscal year ended December 31, 2025 (1)
Audit Fees	$365,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees	$365,000
________________________

(1)Represents the period from August 1, 2025 (commencement of investment operations) through December 31, 2025.
Audit Fees: Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our financial statements included in the Annual Report and the review of our financial statements included in our quarterly reports on Form 10-Q in accordance with generally accepted auditing principles in the United States (“U.S. GAAP”), this category contains fees for comfort letters, statutory audits, consents and assistance with and review of documents filed with the SEC.
Audit-Related Fees: Audit-related fees are assurance and related services that are reasonably related to the performance of the independent accountant, such as attestation services that are not required by statute or regulation and agreed upon procedures performed by the Company’s principal accountant.
Tax Fees: Tax fees include professional fees for tax compliance and tax advice.
All Other Fees: Other fees would include fees for products and services other than the services reported above.
Pre-Approval Policies and Procedures
The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and such services cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibility to pre-approve services performed by the independent registered public accounting firm to management.
During the fiscal year ended December 31, 2025, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

PART IV.
ITEM 15. Exhibits and Financial Statement Schedules
a.Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
Nuveen Churchill BDC V
b.Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission.

3.1	Amended and Restated Declaration of Trust, dated July 30, 2025(1)
3.2	Bylaws, dated July 30, 2025(1)
4.1	Form of Subscription Agreement(1)
4.2	Distribution Reinvestment Plan(1)
4.3	Description of Securities*
10.1	Investment Advisory Agreement, dated August 5, 2025, by and between Nuveen Churchill BDC V and Churchill Asset Management LLC(2)
10.2	Administration Agreement, dated August 5, 2025, by and between Nuveen Churchill BDC V and Churchill BDC Administration LLC(2)
10.3	Custody Agreement, dated July 7, 2025, by and between Nuveen Churchill BDC V and U.S. Bank Trust Company, National Association(2)
10.4
Credit Agreement, dated as of August 1, 2025, by and between Nuveen Churchill BDC V SPV I LLC, as borrower, the lenders party thereto, Nuveen Churchill BDC V, as servicer, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, N.A., as collateral agent and collateral administrator, and U.S. Bank, N.A., as custodian*

10.5	Transfer Agent Servicing Agreement, dated August 4, 2025, by and between Nuveen Churchill BDC V and U.S. Bancorp Fund Services, LLC(2)
10.6	Incentive Fee Waiver Agreement, dated November 7, 2025, by and between Nuveen Churchill BDC V and Churchill Asset Management LLC(2)
14.1	Independent Director Code of Ethics of Nuveen Churchill BDC V*
14.2	Code of Ethics of Nuveen, LLC*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith
(1)Incorporated by reference to Amendment No. 2 to the Registrant's Registration Statement on Form 10 (File No. 000-56757) filed on August 1, 2025.
(2)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 2025.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuveen Churchill BDC V

By:	/s/ Kenneth Kencel
Name: Kenneth Kencel
Title: President and Chief Executive Officer

By:	/s/ Shai Vichness
Name: Shai Vichness
Title: Chief Financial Officer and Treasurer
Dated: March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Kencel	Chief Executive Officer, President, Trustee and Chairman (principal executive officer)	March 2, 2026
Kenneth Kencel

/s/ Shai Vichness	Chief Financial Officer and Treasurer (principal financial officer)	March 2, 2026
Shai Vichness

/s/ Stephen Potter	Trustee	March 2, 2026
Stephen Potter

/s/ James Ritchie	Trustee	March 2, 2026
James Ritchie

/s/ Dee Dee Sklar	Trustee	March 2, 2026
Dee Dee Sklar

/s/ Sarah Smith	Trustee	March 2, 2026
Sarah Smith